Form 10-Q
period 2025-05-31
Quartzsea Acquisition Corp
filed 2025-07-10
CIK 2047455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended May 31, 2025

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

As of July 10, 2025, 11,409,900 Ordinary Shares, including Ordinary Shares underlying the units, par value $0.0001 per share, were issued and outstanding.

Quartzsea Acquisition Corporation

FORM 10-Q FOR QUARTER ENDED MAY 31, 2025

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

QUARTZSEA ACQUISITION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2025	November 30, 2024
	(Unaudited)
Assets:
Current Assets
Cash	$49,122	$311,000
Short-term investment	605,037	-
Prepaid expenses	80,972	15,000
Total Current Assets	735,131	326,000

Deferred offering costs	-	190,000
Prepaid expenses	57,920	-
Investments held in Trust Account	83,492,945	-
Total Assets	$84,285,996	$516,000

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ (Deficit) Equity
Current Liabilities
Accounts payable and accrued expenses	$260,315	$1,166
Promissory note – related party	-	500,000
Total Current Liabilities	260,315	501,166

Deferred underwriting fee payable	3,312,000	-
Total Liabilities	3,572,315	501,166

Commitments and Contingencies – see Note 6
Ordinary shares subject to possible redemption, 8,280,000 shares and 0 shares at redemption value of $10.08 and $0 per share as of May 31, 2025 and November 30, 2024, respectively	83,492,945	-

Shareholders’ (Deficit) Equity
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,129,900 shares and 2,898,000(1) issued and outstanding, respectively as of May 31, 2025 and November 30, 2024 (excluding 8,280,000 and 0 shares subject to possible redemption as of May 31, 2025 and November 30, 2024, respectively)	313	290
Additional paid-in capital	-	24,710
Accumulated deficit	(2,779,577)	(10,166)
Total Shareholders’ (Deficit) Equity	(2,779,264)	14,834
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ (Deficit) Equity	$84,285,996	$516,000

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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUARTZSEA ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended May 31, 2025	For the Six Months Ended May 31, 2025
General and administrative expenses	$727,747	$761,251
Loss from Operations	(727,747)	(761,251)

Other income:
Interest income	7,655	9,904
Interest earned on investments held in Trust Account	692,945	692,945
Total other income	700,600	702,849
Net loss	$(27,147)	$(58,402)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	6,570,000	3,321,099
Basic and diluted net loss per share, ordinary shares subject to possible redemption	$(0.00)	$(0.01)
Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares(1)	3,003,942	2,764,630
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.00)	$(0.01)

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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUARTZSEA ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2025

			Additional		Total Shareholders’
	Ordinary Shares		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – November 30, 2024(1)	2,898,000	$290	$24,710	$(10,166)	$14,834
Net loss	-	-	-	(31,255)	(31,255)
Balance – February 28, 2025(1)	2,898,000	$290	$24,710	$(41,421)	$(16,421)
Issuance of Private Placement Units	231,900	23	2,318,977	-	2,319,000
Issuance of Public Rights net of issuance costs	-	-	1,804,080	-	1,804,080
Remeasurement of carrying value to redemption value	-	-	(6,858,776)	-	(6,858,776)
Accretion of additional paid-in capital to accumulated deficit	-	-	2,711,009	(2,711,009)	-
Net loss	-	-	-	(27,147)	(27,147)
Balance – May 31, 2025	3,129,900	$313	$-	$(2,779,577)	$(2,779,264)

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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUARTZSEA ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Months Ended May 31, 2025
Cash Flows from Operating Activities:
Net loss	$(58,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on short-term investment	(5,037)
Interest earned on investments held in Trust Account	(692,945)
Changes in operating assets and liabilities:
Prepaid expenses	(123,892)
Accounts payable and accrued expenses	259,149
Net cash used in operating activities	(621,127)

Cash Flows from Investing Activities:
Purchase of short-term investment	(600,000)
Purchase of investments held in Trust Account	(82,800,000)
Net cash used in investing activities	(83,400,000)

Cash Flows from Financing Activities:
Proceeds from sale of public units	82,800,000
Proceeds from sale of Private Placements units	2,319,000
Payment of underwriter fees	(586,500)
Repayment of promissory note - related party	(500,000)
Payment of offering costs	(273,251)
Net cash provided by financing activities	83,759,249

Net Changes in Cash	(261,878)
Cash - Beginning of period	311,000
Cash - End of period	$49,122

Supplemental Disclosure of Non-cash Financing Activities:
Accretion of additional paid in capital to accumulated deficit	$2,711,009
Remeasurement of carrying value to redemption value	$6,858,776
Deferred underwriting fee payable	$3,312,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

QUARTZSEA ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization, Business Operations

Quartzsea Acquisition Corporation (the “Company” or “Quartzsea”) is a blank check company incorporated under the laws of the Cayman Islands with limited liability on November 5, 2024. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (“Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of May 31, 2025, the Company had not commenced any operations. For the period from November 5, 2024 (inception) through May 31, 2025, the Company’s efforts have been limited to organizational activities as well as activities related to completing the initial public offering (“IPO”) and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and sale of Private Placement Units (as defined below). The Company has selected November 30 as its fiscal year end.

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

Subsidiaries

On May 20, 2025, Cuisine Universal Packaging Solution, a Cayman Islands exempted company and wholly-owned subsidiary of the Quartzsea (the “Purchaser”) was formed to be the surviving company after the merger a contemplated business combination.

On May 21, 2025, CUPS Sub Limited, a Cayman Islands exempted company and wholly-owned subsidiary of the Purchaser was formed to be the Merger Sub in connection with a contemplated business combination.

Both subsidiaries have no principal operations or revenue producing activities.

Merger Agreement

On June 6, 2025, Quartzsea, Cuisine Universal Packaging Solution, a Cayman Islands exempted company and wholly-owned subsidiary of the Quartzsea, and CUPS Sub Limited, a Cayman Islands exempted company and wholly-owned subsidiary of the Purchaser (the “Merger Sub”), entered into a Merger Agreement (the “Merger Agreement”) with the Broadway Technology Inc, a Cayman Islands exempted company (the “Broadway Tech”), a leading manufacturer of high-quality PET (polyethylene terephthalate) cups and lids through its operating subsidiary Zhejiang Gaokai New Materials Co., Ltd., Pivot Technology Holding Inc, a BVI business company organized under the Laws of the British Virgin Islands, and Zenith Technology International Inc, a BVI business company also organized under the Laws of the British Virgin Islands (each, a “Principal Shareholder” and collectively, the “Principal Shareholders”), Fan Zhang, an individual, solely in his capacity as the shareholder representative, agent and attorney-in-fact of the Principal Shareholders. Capitalized terms used herein but not defined herein shall have the meanings ascribed to them in the Merger Agreement.

Upon the closing of the transactions contemplated by the Merger Agreement, Quartzsea will merge with and into Purchaser, resulting in all Quartzsea shareholders becoming shareholders of the Purchaser. Concurrently therewith, Merger Sub will merge with and into Broadway Tech, with Boardway Tech surviving the merger and resulting in Purchaser acquiring 100% of the issued and outstanding equity securities of Broadway Tech (the “Acquisition Merger”). Upon the closing of the Acquisition Merger, the ordinary shares of Purchaser issued shall be reclassified into class A ordinary shares (“Purchaser Class A Ordinary Shares”) and class B ordinary shares (“Purchaser Class B Ordinary Shares,” together with Purchaser Class A Ordinary Shares, “Purchaser Ordinary Shares”) where each Purchaser Class A Ordinary Share shall be entitled to one (1) vote on all matters subject to a vote at general and special meetings of the post-closing company and each Purchaser Class B Ordinary Share shall be entitled to 10 votes on all matters subject to a vote at general and special meetings of the post-closing company.

The aggregate consideration to be paid to Broadway Tech shareholders for the Acquisition Merger is $520,000,000, payable in newly issued Purchaser Ordinary Shares equal to $520,000,000 divided by $10.00 per share.

The board of directors of Quartzsea has unanimously (i) approved and declared advisable the Merger Agreement, the Business Combination and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related matters by the shareholders of Quartzsea.

Going Concern Consideration

As of May 31, 2025, the Company had $49,122 of cash and a working capital of $474,816. The Company has incurred and expects to continue to incur significant costs in pursuit of the consummation of an initial Business Combination. In addition, the Company currently has until June 19, 2026 (unless the Company extends such period by amending its Amended and Restated Memorandum and Articles of Association) to consummate the initial Business Combination. If the Company does not complete a Business Combination within the prescribed timeline, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. Therefore, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by the U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They should be read in conjunction with the Company’s Current Report on Form 8-K, as filed with the SEC on March 27, 2025. The interim results for the three and six months ended May 31, 2025 are not necessarily indicative of the results that may be expected through November 30, 2025 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $49,122 and $311,000 in cash and none in cash equivalents as of May 31, 2025 and November 30, 2024, respectively.

Short-Term Investment

At May 31, 2025, the Company’s short-term investment consists of a six-month certificate of deposit maturing in September 2025, which is classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of short-term investment are included in interest earned on short-term investment in the accompanying statements of operations. The estimated fair value of short-term investment is determined by Level 1 inputs using available market information.

Investments Held in Trust Account

At May 31, 2025, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such an account.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as shareholders’ equity. In accordance with ASC 480-10-S99, the Company classifies the ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 8,280,000 ordinary shares sold as part of the Units in the IPO were issued with other freestanding instruments (i.e., rights), the initial carrying value of ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The initial accretion and subsequent remeasurements will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). Accordingly, as of May 31, 2025, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

As of May 31, 2025, the ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

	Shares	Amount
Gross proceeds from IPO	8,280,000	$82,800,000
Less:
Proceeds allocated to Public Rights		(1,904,400)
Allocation of offering costs related to redeemable shares		(4,261,431)
Plus:
Remeasurement of carrying value to redemption value		6,858,776
Ordinary shares subject to possible redemption – May 31, 2025	8,280,000	$83,492,945

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The unaudited condensed statements of operations include a presentation of net loss per redeemable share and net loss per non-redeemable share following the two-class method of net loss per share because redemption of the redeemable shares is not at fair value pursuant to the guidance in ASC 480-10-S99. Net loss per ordinary share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. The Company has elected to treat only the portion of the periodic adjustment to the carrying amount of the redeemable shares that reflects a redemption in excess of fair value like a dividend. As such, income or loss allocable to each class of ordinary share is not adjusted for the accretion of carrying value to redemption value.

The calculation of diluted net loss per ordinary share does not consider the effect of the rights issued in connection with the IPO and the Private Units since the exercise of the rights is contingent upon the occurrence of future events. As of May 31, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The net loss per share presented in the unaudited condensed consolidated statements of operations is based on the following:

	Three Months Ended May 31, 2025		Six Months Ended May 31, 2025
	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(18,629)	$(8,518)	$(31,871)	$(26,531)

Denominator:
Basic and diluted weighted average shares outstanding	6,570,000	3,003,942	3,321,099	2,764,630
Basic and diluted net loss per ordinary share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of May 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. In accordance with Cayman Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of additional segment information. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this guidance as of February 28, 2025, and it did not have a material impact on its financial statements and disclosures (see Note 9).

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosure” (“ASU 2023-09”). ASU 2023-09 mostly requires, on an annual basis, disclosure of specific categories in an entity’s effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. The incremental disclosures may be presented on a prospective or retrospective basis. The ASU is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09 on its financial statements. As a Cayman Island entity, the Company is not subject to income taxes, as such, the Company does not expect any impact of adopting ASU 2023-09 on its financial statements.

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

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 231,900 Private Units at a price of $10.00 per Private Unit for an aggregate purchase price of $2,319,000. Each Private Unit was identical to the Public Units sold in the IPO, except that they are not registered under the Securities Act. Additionally, the Sponsor has agreed not to transfer, assign, or sell any of the private units or the securities underlying such private units at least 30 days following the consummation of our business combination.

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

Note 5 — Related Party Transactions

Founder Shares

On November 5, 2024, the Company issued to the Sponsor 1,725,000 ordinary shares for an aggregated consideration of $25,000, or approximately $0.0145 per ordinary share. On February 12, 2025, the Company and the Sponsor entered into the First Amendment to the Subscription Agreement, pursuant to which the purchased amount of shares was adjusted to 2,415,000 ordinary shares, $0.0104 per ordinary share. On March 17, 2025, the Company and the Sponsor entered into the Second Amendment to the Subscription Agreement, pursuant to which the purchased amount of Founder Shares was adjusted to 2,898,000, of which 378,000 are subject to forfeiture. As a result of the underwriter’s full exercise of its over-allotment option on March 19, 2025, no shares are subject to forfeiture.

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

Promissory Note — Related Party

On November 5, 2024, the Sponsor agreed to loan the Company up to an aggregate amount of $500,000 to be used, in part, for transaction costs incurred in connection with the IPO (the “Promissory Note”). The Promissory Note is unsecured, interest-free and due on the date on which the Company closes the IPO. The loan was repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account on March 19, 2025. As of May 31, 2025 and November 30, 2024, the Company had $0 and $500,000 outstanding loan balance under the Promissory Note, respectively.

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

As of May 31, 2025 and November 30, 2024, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement with the Sponsor on November 5, 2024, commencing on the effective date of the registration statement of the initial public offering through the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation, to pay the Sponsor a total of $20,000 per month for office space and administrative and support services. On February 12, 2025, the Company and the Sponsor entered into the First Amendment to the Administrative Services Agreement, pursuant to which the monthly fee was amended to $15,000. On March 7, 2025, the Company and the Sponsor entered into the Second Amendment to the Administrative Services Agreement, pursuant to which the monthly fee was amended to $20,000. The Company incurred and paid the Sponsor $51,400 for each of the three and six months ended May 31, 2025.

Note 6 — Commitments and Contingencies

Risks and Uncertainties

Various social and political circumstances in the U.S. and around the world (including tariffs, rising trade tensions between the U.S. and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide.

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

Finder’s Fee Agreement

On April 22, 2025, the Company entered into the Finder’s Fee Agreement with Hugh Grow Investment Ltd. (the “Finder”). Pursuant to the Finder’s Fee Agreement, the Company agreed to pay the Finder a one-time, non-refundable retainer fee in the amount of $350,000, payable upon the execution of Finder’s Fee Agreement (the “Retainer Fee”). The Company also agreed to pay the Finder a success fee in the amount of $3,500,000, payable upon the closing (or closings) of a potential target company introduced by the Finder. In addition, the Company agreed to reimburse the Finder on a monthly basis for all reasonable, actual, and verifiable out-of-pocket expenses incurred in connection with the Finder’s engagement under the agreement, provided that such expenses shall not exceed $150,000 without the Company’s prior written approval. On April 29, 2025, the Company entered into an amendment to the Finder’s Fee Agreement, pursuant to which the Retainer Fee was adjusted to $150,000. As of May 31, 2025, the Retainer Fee was not paid, and the Company accrued $150,000 in the accompanying balance sheet.

Note 7 — Shareholders’ (Deficit) Equity

Ordinary shares — The Company is authorized to issue up to 500,000,000 ordinary shares, par value $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share held on all matters to be voted on by the shareholders, except as required by law. On November 5, 2024, the Company issued to the Sponsor 1,725,000 ordinary shares for $25,000. On February 12, 2025, the Company and the Sponsor entered into the First Amendment to the Subscription Agreement, pursuant to which the purchased amount of shares was adjusted to 2,415,000 ordinary shares. On March 17, 2025, the Company and the Sponsor entered into the Second Amendment to the Subscription Agreement, pursuant to which the purchased amount of Founder Shares was adjusted to 2,898,000. At May 31, 2025 and November 30, 2024, there were 3,129,900 and 2,898,000 (retroactively restated to reflect the additional share purchase by the Sponsor) ordinary shares issued and outstanding, respectively.

Rights — As of May 31, 2025, there were no rights outstanding. Each holder of a right will receive one-fifth (1/5) of one ordinary share upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon conversion of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination, as the consideration related thereto has been included in the Unit purchase price paid for by investors in the IPO. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per ordinary share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary shares basis and each holder of a right will be required to affirmatively covert its rights in order to receive one share underlying each right (without paying additional consideration). The shares issuable upon conversion of the rights will be freely tradable (except to the extent held by affiliates of the Company).

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

Note 8 — Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of May 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	May 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Short-term investment	$605,037	$605,037	-	-
Investments held in Trust Account	$83,492,945	$83,492,945	-	-

Note 9 — Segment Information

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended May 31, 2025	For the Six Months Ended May 31, 2025
General and administrative expenses	$727,747	$761,251
Interest earned on investments held in Trust Account	$692,945	$692,945

The key measures of segment profit or loss reviewed by the CODM are general and administrative expenses and interest earned on investments held in Trust Account. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Interest earned on investments held in Trust Account are reviewed to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date when these financial statements were issued. Based on this review, except as disclosed below, the Company did not identify any other subsequent events that would require adjustment or disclosure in the financial statements.

Merger Agreement

On June 6, 2025, Quartzsea, Cuisine Universal Packaging Solution, a Cayman Islands exempted company and wholly-owned subsidiary of the Quartzsea (the “Purchaser”), and CUPS Sub Limited, a Cayman Islands exempted company and wholly-owned subsidiary of the Purchaser (the “Merger Sub”), entered into a Merger Agreement (the “Merger Agreement”) with the Broadway Technology Inc, a Cayman Islands exempted company (the “Broadway Tech”), a leading manufacturer of high-quality PET (polyethylene terephthalate) cups and lids through its operating subsidiary Zhejiang Gaokai New Materials Co., Ltd., Pivot Technology Holding Inc, a BVI business company organized under the Laws of the British Virgin Islands, and Zenith Technology International Inc, a BVI business company also organized under the Laws of the British Virgin Islands (each, a “Principal Shareholder” and collectively, the “Principal Shareholders”), Fan Zhang, an individual, solely in his capacity as the shareholder representative, agent and attorney-in-fact of the Principal Shareholders. Capitalized terms used herein but not defined herein shall have the meanings ascribed to them in the Merger Agreement.

Upon the closing of the transactions contemplated by the Merger Agreement, Quartzsea will merge with and into Purchaser, resulting in all Quartzsea shareholders becoming shareholders of the Purchaser. Concurrently therewith, Merger Sub will merge with and into Broadway Tech, with Boardway Tech surviving the merger and resulting in Purchaser acquiring 100% of the issued and outstanding equity securities of Broadway Tech (the “Acquisition Merger”). Upon the closing of the Acquisition Merger, the ordinary shares of Purchaser issued shall be reclassified into class A ordinary shares (“Purchaser Class A Ordinary Shares”) and class B ordinary shares (“Purchaser Class B Ordinary Shares,” together with Purchaser Class A Ordinary Shares, “Purchaser Ordinary Shares”) where each Purchaser Class A Ordinary Share shall be entitled to one (1) vote on all matters subject to a vote at general and special meetings of the post-closing company and each Purchaser Class B Ordinary Share shall be entitled to 10 votes on all matters subject to a vote at general and special meetings of the post-closing company.

The aggregate consideration to be paid to Broadway Tech shareholders for the Acquisition Merger is $520,000,000, payable in newly issued Purchaser Ordinary Shares equal to $520,000,000 divided by $10.00 per share.

The board of directors of Quartzsea has unanimously (i) approved and declared advisable the Merger Agreement, the Business Combination and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related matters by the shareholders of Quartzsea.

Shareholder Support Agreement

Concurrently with the execution of the Merger Agreement, certain shareholders of Broadway Tech entered into a support agreement with the Parent, pursuant to which each such shareholder of Broadway Tech agreed to vote in favor of the business combination, subject to the terms of such shareholder support agreement.

Lock-up Agreement

In connection with the transactions, Purchaser shall enter into a lock-up agreement with certain Broadway Tech shareholders with respect to certain lock-up arrangements, which will provide that such Broadway Tech shareholders will not, within 180 days from the closing of the business combination (subject to earlier release if the closing price of Purchaser Class A Ordinary Shares equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period after the closing) and subject to certain exceptions, offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, any of the ordinary shares issued in connection with the Acquisition Merger, enter into a transaction that would have the same effect, or enter into any swap, hedge or other arrangement that transfers, in whole or in part, any of the economic consequences of ownership of such shares, whether any of these transactions are to be settled by delivery of any such shares, in cash, or otherwise. The lock-up applies to shareholders who hold more than twenty percent (20%) of Broadway Tech prior to the Acquisition Merger. All shares will also be subject to all applicable holding periods and requirements under the Securities Act of 1933 and SEC rules.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “Quartzsea,” “our,” “us” or “we” refer to Quartzsea Acquisition Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes related thereto. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

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

Recent Developments

Merger Agreement

On June 6, 2025, Quartzsea, Cuisine Universal Packaging Solution, a Cayman Islands exempted company and wholly-owned subsidiary of the Quartzsea (the “Purchaser”), and CUPS Sub Limited, a Cayman Islands exempted company and wholly-owned subsidiary of the Purchaser (the “Merger Sub”), entered into a Merger Agreement (the “Merger Agreement”) with the Broadway Technology Inc, a Cayman Islands exempted company (the “Broadway Tech”), a leading manufacturer of high-quality PET (polyethylene terephthalate) cups and lids through its operating subsidiary Zhejiang Gaokai New Materials Co., Ltd., Pivot Technology Holding Inc, a BVI business company organized under the Laws of the British Virgin Islands, and Zenith Technology International Inc, a BVI business company also organized under the Laws of the British Virgin Islands (each, a “Principal Shareholder” and collectively, the “Principal Shareholders”), Fan Zhang, an individual, solely in his capacity as the shareholder representative, agent and attorney-in-fact of the Principal Shareholders (the “Principal Shareholders’ Representative”). Capitalized terms used herein but not defined herein shall have the meanings ascribed to them in the Merger Agreement.

Upon the closing of the transactions contemplated by the Merger Agreement, Quartzsea will merge with and into Purchaser, resulting in all Quartzsea shareholders becoming shareholders of the Purchaser. Concurrently therewith, Merger Sub will merge with and into Broadway Tech, with Boardway Tech surviving the merger and resulting in Purchaser acquiring 100% of the issued and outstanding equity securities of Broadway Tech (the “Acquisition Merger”). Upon the closing of the Acquisition Merger, the ordinary shares of Purchaser issued shall be reclassified into class A ordinary shares (“Purchaser Class A Ordinary Shares”) and class B ordinary shares (“Purchaser Class B Ordinary Shares,” together with Purchaser Class A Ordinary Shares, “Purchaser Ordinary Shares”) where each Purchaser Class A Ordinary Share shall be entitled to one (1) vote on all matters subject to a vote at general and special meetings of the post-closing company and each Purchaser Class B Ordinary Share shall be entitled to 10 votes on all matters subject to a vote at general and special meetings of the post-closing company.

The aggregate consideration to be paid to Broadway Tech shareholders for the Acquisition Merger is $520,000,000, payable in newly issued Purchaser Ordinary Shares equal to $520,000,000 divided by $10.00 per share.

The board of directors of Quartzsea has unanimously (i) approved and declared advisable the Merger Agreement, the Business Combination and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related matters by the shareholders of Quartzsea.

Shareholder Support Agreement

Concurrently with the execution of the Merger Agreement, certain shareholders of Broadway Tech entered into a support agreement with the Parent, pursuant to which each such shareholder of Broadway Tech agreed to vote in favor of the business combination, subject to the terms of such shareholder support agreement.

Lock-up Agreement

In connection with the transactions, Purchaser shall enter into a lock-up agreement with certain Broadway Tech shareholders with respect to certain lock-up arrangements, which will provide that such Broadway Tech shareholders will not, within 180 days from the closing of the business combination (subject to earlier release if the closing price of Purchaser Class A Ordinary Shares equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period after the closing) and subject to certain exceptions, offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, any of the ordinary shares issued in connection with the Acquisition Merger, enter into a transaction that would have the same effect, or enter into any swap, hedge or other arrangement that transfers, in whole or in part, any of the economic consequences of ownership of such shares, whether any of these transactions are to be settled by delivery of any such shares, in cash, or otherwise. The lock-up applies to shareholders who hold more than twenty percent (20%) of Broadway Tech prior to the Acquisition Merger. All shares will also be subject to all applicable holding periods and requirements under the Securities Act of 1933 and SEC rules.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 5, 2024 (inception) through May 31, 2025, were organizational activities and those necessary to consummate the IPO, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination.

We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended May 31, 2025, we had net loss of $27,147, which consisted of general and administrative expenses of $727,747, offset by interest income of $700,600.

For the six months ended May 31, 2025, we had net loss of $58,402, which consisted of general and administrative expenses of $761,251, offset by interest income of $702,849.

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

As of May 31, 2025, we had cash of $49,122 and a working capital of $474,816.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of May 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Promissory Note — Related Party

On November 5, 2024, the Sponsor agreed to loan the Company up to an aggregate amount of $500,000 to be used, in part, for transaction costs incurred in connection with the Initial Public Offering (the “Promissory Note”). The Promissory Note is unsecured, interest-free and due on the date on which the Company closes the IPO. We repaid the outstanding balance of $500,000 to the Sponsor on March 19, 2025 upon the closing of the IPO. As of May 31, 2025, no amount was outstanding under the Promissory Note.

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

Finder’s Fee Agreement

On April 22, 2025, the Company entered into a Finder’s Fee Agreement with Hugh Grow Investment Ltd. (the “Finder”). Pursuant to the Finder’s Fee Agreement, the Company agreed to pay the Finder a one-time, non-refundable retainer fee in the amount of $350,000, payable upon the execution of Finder’s Fee Agreement (the “Retainer Fee”). The Company also agreed to pay the Finder a success fee in the amount of $3,500,000, payable upon the closing (or closings) of a transaction (as defined in the Finder’s Fee Agreement). In addition, the Company agreed to reimburse the Finder on a monthly basis for all reasonable, actual, and verifiable out-of-pocket expenses incurred in connection with the Finder’s engagement under the agreement, provided that such expenses shall not exceed $150,000 without the Company’s prior written approval. On April 29, 2025, the Company entered into an amendment to the Finder’s Fee Agreement, pursuant to which the Retainer Fee was adjusted to $150,000. As of May 31, 2025, the Retainer Fee was not paid, and the Company accrued $150,000 in the accompanying balance sheet.

The Company acknowledges and agrees that the Finder is not a registered broker-dealer under U.S. securities laws, and is not acting as a broker-dealer in connection with the transaction.

Merger Agreement

On June 6, 2025, Quartzsea, Cuisine Universal Packaging Solution, a Cayman Islands exempted company and wholly-owned subsidiary of the Quartzsea, and CUPS Sub Limited, a Cayman Islands exempted company and wholly-owned subsidiary of the Purchaser, entered into a Merger Agreement with the Broadway Technology Inc, a Cayman Islands exempted company, a leading manufacturer of high-quality PET (polyethylene terephthalate) cups and lids through its operating subsidiary Zhejiang Gaokai New Materials Co., Ltd., Pivot Technology Holding Inc, a BVI business company organized under the Laws of the British Virgin Islands, and Zenith Technology International Inc, a BVI business company also organized under the Laws of the British Virgin Islands, Fan Zhang, an individual, solely in his capacity as the shareholder representative, agent and attorney-in-fact of the Principal Shareholders. Capitalized terms used herein but not defined herein shall have the meanings ascribed to them in the Merger Agreement.

Upon the closing of the transactions contemplated by the Merger Agreement, Quartzsea will merge with and into Purchaser, resulting in all Quartzsea shareholders becoming shareholders of the Purchaser. Concurrently therewith, Merger Sub will merge with and into Broadway Tech, with Boardway Tech surviving the merger and resulting in Purchaser acquiring 100% of the issued and outstanding equity securities of Broadway Tech. Upon the closing of the Acquisition Merger, the ordinary shares of Purchaser issued shall be reclassified into class A ordinary shares and class B ordinary shares where each Purchaser Class A Ordinary Share shall be entitled to one (1) vote on all matters subject to a vote at general and special meetings of the post-closing company and each Purchaser Class B Ordinary Share shall be entitled to 10 votes on all matters subject to a vote at general and special meetings of the post-closing company.

The aggregate consideration to be paid to Broadway Tech shareholders for the Acquisition Merger is $520,000,000, payable in newly issued Purchaser Ordinary Shares equal to $520,000,000 divided by $10.00 per share.

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

Recent Accounting Standards

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of additional segment information. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this guidance as of February 28, 2025, and it did not have a material impact on its financial statements and disclosures.

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosure” (“ASU 2023-09”). ASU 2023-09 mostly requires, on an annual basis, disclosure of specific categories in an entity’s effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. The incremental disclosures may be presented on a prospective or retrospective basis. The ASU is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09 on its financial statements. As a Cayman Island entity, the Company is not subject to income taxes, as such, the Company does not expect any impact of adopting ASU 2023-09 on its financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of May 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended May 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that that during the period covered by this report, our disclosure controls and procedures were ineffective.

Management has identified the following material weaknesses which are not yet remediated. Management continues to devote significant planning and execution efforts toward remediation these material weaknesses:

●	Our controls over the preparation of expense accruals and detecting errors in expense accruals through our financial close process are ineffective, and

●	Our controls over the accounting of short-term investments and detecting errors in asset classification through our financial close process are ineffective.

Management plans to remediate the material weakness by enhancing our processes to identify and appropriately apply applicable accounting requirements and increased communication among our personnel and third-party professionals with whom we consult regarding accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended May 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 5, 2024, the Sponsor acquired an aggregate of 1,725,000 Founder Shares for an aggregate purchase price of $25,000. On February 12, 2025, the Company and the Sponsor entered into the First Amendment to the Subscription Agreement, pursuant to which the purchased amount of shares was adjusted to 2,415,000 ordinary shares, $0.0104 per ordinary share. On March 17, 2025, the Company and the Sponsor entered into the Second Amendment to the Subscription Agreement, pursuant to which the purchased amount of Founder Shares was adjusted to 2,898,000, of which 378,000 are subject to forfeiture assuming that the underwriter’s overallotment option is not exercised.

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

Date: July 10, 2025

Quartzsea Acquisition Corporation

By:	/s/ Qi Gong
Name:	Qi Gong
Title:	Chief Executive Officer and Chairwoman
(Principal Executive Officer, Principal Financial and Accounting Officer)