Form 10-Q
period 2025-08-31
Quartzsea Acquisition Corp
filed 2025-10-20
CIK 2047455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended August 31, 2025

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

As of October 20, 2025, 11,409,900 Ordinary Shares, including Ordinary Shares underlying the units, par value $0.0001 per share, were issued and outstanding.

Quartzsea Acquisition Corporation

FORM 10-Q FOR QUARTER ENDED AUGUST 31, 2025

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

QUARTZSEA ACQUISITION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2025	November 30, 2024
	(Unaudited)
Assets:
Current Assets
Cash	$106,772	$311,000
Prepaid expenses	99,567	15,000
Total Current Assets	206,339	326,000

Deferred offering costs	-	190,000
Prepaid expenses	49,810	-
Investments held in Trust Account	84,372,491	-
Total Assets	$84,628,640	$516,000

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ (Deficit) Equity
Current Liabilities
Accounts payable and accrued expenses	$284,112	$1,166
Promissory note – related party	-	500,000
Total Current Liabilities	284,112	501,166

Deferred underwriting fee payable	3,312,000	-
Total Liabilities	3,596,112	501,166

Commitments and Contingencies – see Note 6
Ordinary shares subject to possible redemption, 8,280,000 shares and 0 shares at redemption value of $10.19 and $0 per share as of August 31, 2025 and November 30, 2024, respectively	84,372,491	-

Shareholders’ (Deficit) Equity
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,129,900 shares and 2,898,000(1) issued and outstanding, respectively as of August 31, 2025 and November 30, 2024 (excluding 8,280,000 and 0 shares subject to possible redemption as of August 31, 2025 and November 30, 2024, respectively)	313	290
Additional paid-in capital	-	24,710
Accumulated deficit	(3,340,276)	(10,166)
Total Shareholders’ (Deficit) Equity	(3,339,963)	14,834
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ (Deficit) Equity	$84,628,640	$516,000

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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUARTZSEA ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended August 31, 2025	For the Nine Months Ended August 31, 2025
General and administrative expenses	$564,800	$1,326,051
Loss from operations	(564,800)	(1,326,051)

Other income:
Interest income	4,101	14,005
Interest earned on investments held in Trust Account	879,546	1,572,491
Total other income	883,647	1,586,496
Net income	$318,847	$260,445

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	8,280,000	4,986,131
Basic and diluted net income per share, ordinary shares subject to possible redemption	$0.03	$0.03
Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares(1)	3,129,900	2,887,276
Basic and diluted net income per share, non-redeemable ordinary shares	$0.03	$0.03

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

QUARTZSEA ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2025

			Additional		Total Shareholders’
	Ordinary Shares		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – November 30, 2024(1)	2,898,000	$290	$24,710	$(10,166)	$14,834
Net loss	-	-	-	(31,255)	(31,255)
Balance – February 28, 2025(1)	2,898,000	$290	$24,710	$(41,421)	$(16,421)
Issuance of Private Placement Units	231,900	23	2,318,977	-	2,319,000
Issuance of Public Rights net of issuance costs	-	-	1,804,080	-	1,804,080
Remeasurement of carrying value to redemption value	-	-	(6,858,776)	-	(6,858,776)
Accretion of additional paid-in capital to accumulated deficit	-	-	2,711,009	(2,711,009)	-
Net loss	-	-	-	(27,147)	(27,147)
Balance – May 31, 2025	3,129,900	$313	$-	$(2,779,577)	$(2,779,264)
Remeasurement of carrying value to redemption value	-	-	-	(879,546)	(879,546)
Net income	-	-	-	318,847	318,847
Balance – August 31, 2025	3,129,900	$313	$-	$(3,340,276)	$(3,339,963)

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

QUARTZSEA ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Months Ended August 31, 2025
Cash Flows from Operating Activities:
Net income	$260,445
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on short-term investment	(7,966)
Interest earned on investments held in Trust Account	(1,572,491)
Changes in operating assets and liabilities:
Prepaid expenses	(134,377)
Accounts payable and accrued expenses	282,946
Net cash used in operating activities	(1,171,443)

Cash Flows from Investing Activities:
Purchase of short-term investment	(600,000)
Proceeds from sale of short-term investment	607,966
Purchase of investments held in Trust Account	(82,800,000)
Net cash used in investing activities	(82,792,034)

Cash Flows from Financing Activities:
Proceeds from sale of public units	82,800,000
Proceeds from sale of Private Placements units	2,319,000
Payment of underwriter fees	(586,500)
Repayment of promissory note - related party	(500,000)
Payment of offering costs	(273,251)
Net cash provided by financing activities	83,759,249

Net Changes in Cash	(204,228)
Cash - Beginning of period	311,000
Cash - End of period	$106,772

Supplemental Disclosure of Non-cash Financing Activities:
Accretion of additional paid in capital to accumulated deficit	$2,711,009
Remeasurement of carrying value to redemption value	$7,738,322
Deferred underwriting fee payable	$3,312,000
Prior year deferred offering cost charged to additional paid-in capital	$190,000

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

As of August 31, 2025, the Company had not commenced any operations. For the period from November 5, 2024 (inception) through August 31, 2025, the Company’s efforts have been limited to organizational activities as well as activities related to completing the initial public offering (“IPO”) and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and sale of Private Placement Units (as defined below). The Company has selected November 30 as its fiscal year end.

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

Merger Agreement

On June 6, 2025, Quartzsea, Cuisine Universal Packaging Solution, a Cayman Islands exempted company and wholly-owned subsidiary of the Quartzsea, and CUPS Sub Limited, a Cayman Islands exempted company and wholly-owned subsidiary of the Purchaser (the “Merger Sub”), entered into a Merger Agreement (the “Merger Agreement”) with the Broadway Technology Inc, a Cayman Islands exempted company (the “Broadway Tech”), a leading manufacturer of high-quality PET (polyethylene terephthalate) cups and lids through its operating subsidiary Zhejiang Gaokai New Materials Co., Ltd., Pivot Technology Holding Inc, a British Virgin Island (“BVI”) business company organized under the Laws of the British Virgin Islands, and Zenith Technology International Inc, a BVI business company also organized under the Laws of the British Virgin Islands (each, a “Principal Shareholder” and collectively, the “Principal Shareholders”), Fan Zhang, an individual, solely in his capacity as the shareholder representative, agent and attorney-in-fact of the Principal Shareholders. Capitalized terms used herein but not defined herein shall have the meanings ascribed to them in the Merger Agreement.

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

Pursuant to the Merger Agreement, as of the date of June 6, 2025, Broadway Tech shall have paid Blue Jay Investment LLC, the sponsor of Quartzsea, a working capital loan of $200,000 in exchange for a promissory note issued by the sponsor to Broadway Tech. Thirty (30) Business Days after the initial submission of the registration statement or an equivalent registration statement, Broadway Tech shall pay the Sponsor an additional loan of $300,000 in addition for another promissory note. As of August 31, 2025, the Sponsor received $300,000 from the total $500,000 in loans and has not financed Quartzsea’s transaction expenses. Broadway Tech has not paid the remaining $200,000 of the loan.

The aggregate consideration to be paid to Broadway Tech shareholders for the Acquisition Merger is $520,000,000, payable in newly issued Purchaser Ordinary Shares equal to $520,000,000 divided by $10.00 per share.

If the Merger Agreement is terminated due to default, as described in Section 13.2 ("Termination Upon Default"), the party responsible for the breach or delay must pay a break-up fee of $500,000 to the other party within five (5) business days after the agreement is terminated by the non-breaching or non-delaying party.

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

Going Concern Consideration

As of August 31, 2025, the Company had $106,772 of cash and a working capital deficit of $77,773. The Company has incurred and expects to continue to incur significant costs in pursuit of the consummation of an initial Business Combination. In addition, the Company currently has until June 19, 2026 (unless the Company extends such period by amending its Amended and Restated Memorandum and Articles of Association) to consummate the initial Business Combination. If the Company does not complete a Business Combination within the prescribed timeline, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. Therefore, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by the U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They should be read in conjunction with the Company’s Current Report on Form 8-K, as filed with the SEC on March 27, 2025. The interim results for the three and nine months ended August 31, 2025 are not necessarily indicative of the results that may be expected through November 30, 2025 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $106,772 and $311,000 in cash and none in cash equivalents as of August 31, 2025 and November 30, 2024, respectively.

Investments Held in Trust Account

At August 31, 2025, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as shareholders’ equity. In accordance with ASC 480-10-S99, the Company classifies the ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 8,280,000 ordinary shares sold as part of the Units in the IPO were issued with other freestanding instruments (i.e., rights), the initial carrying value of ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The initial accretion and subsequent remeasurements will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). Accordingly, as of August 31, 2025, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

As of August 31, 2025, the ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

	Shares	Amount
Gross proceeds from IPO	8,280,000	$82,800,000
Less:
Proceeds allocated to Public Rights		(1,904,400)
Allocation of offering costs related to redeemable shares		(4,261,431)
Plus:
Remeasurement of carrying value to redemption value		7,738,322
Ordinary shares subject to possible redemption – August 31, 2025	8,280,000	$84,372,491

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The unaudited condensed statements of operations include a presentation of net income per redeemable share and net income per non-redeemable share following the two-class method of net income per share because redemption of the redeemable shares is not at fair value pursuant to the guidance in ASC 480-10-S99. Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. The Company has elected to treat only the portion of the periodic adjustment to the carrying amount of the redeemable shares that reflects a redemption in excess of fair value like a dividend. As such, income or loss allocable to each class of ordinary share is not adjusted for the accretion of carrying value to redemption value.

The calculation of diluted net income per ordinary share does not consider the effect of the rights issued in connection with the IPO and the Private Units since the exercise of the rights is contingent upon the occurrence of future events. As of August 31, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The net income per share presented in the unaudited condensed consolidated statements of operations is based on the following:

	Three Months Ended August 31, 2025	Nine Months Ended August 31, 2025
Net income	$318,847	$260,445

	Three Months Ended August 31, 2025		Nine Months Ended August 31, 2025
	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$231,383	$87,464	$164,937	$95,508

Denominator:
Basic and diluted weighted average shares outstanding	8,280,000	3,129,900	4,986,131	2,887,276
Basic and diluted net income per ordinary share	$0.03	$0.03	$0.03	$0.03

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

For issued or modified rights that meet all of the criteria for equity classification, the rights are required to be recorded as a component of equity at the time of issuance. For issued or modified rights that do not meet all the criteria for equity classification, the rights are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the rights are recognized as a non-cash gain or loss on the statements of operations.

As the rights to be issued upon the closing of the IPO and sale of Private Placement Units meet the criteria for equity classification under ASC 815, therefore, the rights are classified as equity.

Income Taxes

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). ASC 740, “Income Taxes”, requires the effects of changes in tax laws to be recognized in the period in which the legislation is enacted. The Company is currently evaluating the new law. However, none of the tax provisions are expected to have a significant impact on the Company’s financial statements.

The Company accounts for income taxes under ASC 740, which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of August 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Promissory Note — Related Party

On November 5, 2024, the Sponsor agreed to loan the Company up to an aggregate amount of $500,000 to be used, in part, for transaction costs incurred in connection with the IPO (the “Promissory Note”). The Promissory Note is unsecured, interest-free and due on the date on which the Company closes the IPO. The loan was repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account on March 19, 2025. As of August 31, 2025 and November 30, 2024, the Company had $0 and $500,000 outstanding loan balance under the Promissory Note, respectively.

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

As of August 31, 2025 and November 30, 2024, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement with the Sponsor on November 5, 2024, commencing on the effective date of the registration statement of the initial public offering through the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation, to pay the Sponsor a total of $20,000 per month for office space and administrative and support services. On February 12, 2025, the Company and the Sponsor entered into the First Amendment to the Administrative Services Agreement, pursuant to which the monthly fee was amended to $15,000. On March 7, 2025, the Company and the Sponsor entered into the Second Amendment to the Administrative Services Agreement, pursuant to which the monthly fee was amended to $20,000. The Company incurred and paid the Sponsor $60,000 and $111,400 for the three and nine months ended August 31, 2025, respectively.

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

Finder’s Fee Agreement

On April 22, 2025, the Company entered into the Finder’s Fee Agreement with Hugh Grow Investment Ltd. (the “Finder”). Pursuant to the Finder’s Fee Agreement, the Company agreed to pay the Finder a one-time, non-refundable retainer fee in the amount of $350,000, payable upon the execution of Finder’s Fee Agreement (the “Retainer Fee”). The Company also agreed to pay the Finder a success fee in the amount of $3,500,000, payable upon the closing (or closings) of a potential target company introduced by the Finder. In addition, the Company agreed to reimburse the Finder on a monthly basis for all reasonable, actual, and verifiable out-of-pocket expenses incurred in connection with the Finder’s engagement under the agreement, provided that such expenses shall not exceed $150,000 without the Company’s prior written approval. On April 29, 2025, the Company entered into an amendment to the Finder’s Fee Agreement, pursuant to which the Retainer Fee was adjusted to $150,000. On July 18, 2025, the Company entered into the second amendment to the Finder’s Fee Agreement, pursuant to which the Success Fee was amended to consist of 1,560,000 ordinary shares (the “Finder Shares”) of the surviving publicly traded company (the “Surviving Company”). Sixty (60%) of the Finder Shares shall be subject to lock-up restriction for six months from the date of issuance, while Forty (40%) of Finder Shares shall be free from any lock-up restriction, subject to the applicable securities laws and regulations. As of August 31, 2025, the Retainer Fee had been paid in full, and there was no outstanding balance.

Acknowledgement Agreement

On July 18, 2025, Quartzsea, the Finder, and Broadway Tech entered into an acknowledgement agreement (the “Acknowledgement Agreement”) pursuant to which Broadway Tech acknowledged and agreed to cause the Surviving Company to issue the Finder Shares to the Finder in accordance with the terms of the Acknowledgement Agreement at the closing of the Business Combination.

Note 7 — Shareholders’ (Deficit) Equity

Ordinary shares — The Company is authorized to issue up to 500,000,000 ordinary shares, par value $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share held on all matters to be voted on by the shareholders, except as required by law. On November 5, 2024, the Company issued to the Sponsor 1,725,000 ordinary shares for $25,000. On February 12, 2025, the Company and the Sponsor entered into the First Amendment to the Subscription Agreement, pursuant to which the purchased amount of shares was adjusted to 2,415,000 ordinary shares. On March 17, 2025, the Company and the Sponsor entered into the Second Amendment to the Subscription Agreement, pursuant to which the purchased amount of Founder Shares was adjusted to 2,898,000. At August 31, 2025 and November 30, 2024, there were 3,129,900 and 2,898,000 (retroactively restated to reflect the additional share purchase by the Sponsor) ordinary shares issued and outstanding, respectively.

Rights — Each holder of a right will receive one-fifth (1/5) of one ordinary share upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon conversion of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination, as the consideration related thereto has been included in the Unit purchase price paid for by investors in the IPO. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per ordinary share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary shares basis and each holder of a right will be required to affirmatively covert its rights in order to receive one share underlying each right (without paying additional consideration). The shares issuable upon conversion of the rights will be freely tradable (except to the extent held by affiliates of the Company).

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended August 31, 2025	For the Nine Months Ended August 31, 2025
General and administrative expenses	$564,800	$1,326,051
Interest earned on investments held in Trust Account	$879,546	$1,572,491

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

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date when these financial statements were issued. Based on this review, the Company did not identify any other subsequent events that would require adjustment or disclosure in the financial statements.

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

Pursuant to the Merger Agreement, as of the date of June 6, 2025, Broadway Tech shall have paid Blue Jay Investment LLC, the sponsor of Quartzsea, a working capital loan of $200,000 in exchange for a promissory note issued by the sponsor to Broadway Tech. Thirty (30) Business Days after the initial submission of the registration statement or an equivalent registration statement, Broadway Tech shall pay the Sponsor an additional loan of $300,000 in addition for another promissory note. As of August 31, 2025, the Sponsor received $300,000 from the total $500,000 in loans and has not financed Quartzsea’s transaction expenses. Broadway Tech has not paid the remaining $200,000 of the loan.

The aggregate consideration to be paid to Broadway Tech shareholders for the Acquisition Merger is $520,000,000, payable in newly issued Purchaser Ordinary Shares equal to $520,000,000 divided by $10.00 per share.

If the Merger Agreement is terminated due to default, as described in Section 13.2 ("Termination Upon Default"), the party responsible for the breach or delay must pay a break-up fee of $500,000 to the other party within five (5) business days after the agreement is terminated by the non-breaching or non-delaying party.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 5, 2024 (inception) through August 31, 2025, were organizational activities and those necessary to consummate the IPO, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination.

We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended August 31, 2025, we had net income of $318,847, which consisted of interest income of $883,647, offset by general and administrative expenses of $564,800.

For the nine months ended August 31, 2025, we had net income of $260,445, which consisted of interest income of $1,586,496, offset by general and administrative expenses of $1,326,051.

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

As of August 31, 2025, we had cash of $106,772 and a working capital deficit of $77,773.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of August 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Promissory Note — Related Party

On November 5, 2024, the Sponsor agreed to loan the Company up to an aggregate amount of $500,000 to be used, in part, for transaction costs incurred in connection with the Initial Public Offering (the “Promissory Note”). The Promissory Note is unsecured, interest-free and due on the date on which the Company closes the IPO. We repaid the outstanding balance of $500,000 to the Sponsor on March 19, 2025 upon the closing of the IPO. As of August 31, 2025, no amount was outstanding under the Promissory Note.

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

Finder’s Fee Agreement

On April 22, 2025, the Company entered into a Finder’s Fee Agreement with Hugh Grow Investment Ltd. (the “Finder”). Pursuant to the Finder’s Fee Agreement, the Company agreed to pay the Finder a one-time, non-refundable retainer fee in the amount of $350,000, payable upon the execution of Finder’s Fee Agreement (the “Retainer Fee”). The Company also agreed to pay the Finder a success fee in the amount of $3,500,000, payable upon the closing (or closings) of a transaction (as defined in the Finder’s Fee Agreement). In addition, the Company agreed to reimburse the Finder on a monthly basis for all reasonable, actual, and verifiable out-of-pocket expenses incurred in connection with the Finder’s engagement under the agreement, provided that such expenses shall not exceed $150,000 without the Company’s prior written approval. On April 29, 2025, the Company entered into an amendment to the Finder’s Fee Agreement, pursuant to which the Retainer Fee was adjusted to $150,000. On July 18, 2025, the Company entered into the second amendment to the Finder’s Fee Agreement, pursuant to which the Success Fee was amended to consist of 1,560,000 ordinary shares (the “Finder Shares”) of the surviving publicly traded company (the “Surviving Company”). Sixty (60%) of the Finder Shares shall be subject to lock-up restriction for six months from the date of issuance, while Forty (40%) of Finder Shares shall be free from any lock-up restriction, subject to the applicable securities laws and regulations. As of August 31, 2025, the Retainer Fee had been paid in full, and there was no outstanding balance.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of August 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended August 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that that during the period covered by this report, our disclosure controls and procedures were ineffective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended August 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: October 20, 2025

Quartzsea Acquisition Corporation

By:	/s/ Qi Gong
Name:	Qi Gong
Title:	Chief Executive Officer and Chairwoman
(Principal Executive Officer, Principal Financial and Accounting Officer)