Form 10-Q
period 2026-02-28
Quartzsea Acquisition Corp
filed 2026-04-23
CIK 2047455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended February 28, 2026

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

As of April 23, 2026, 11,409,900 Ordinary Shares, including Ordinary Shares underlying the units, par value $0.0001 per share, were issued and outstanding.

Quartzsea Acquisition Corporation

FORM 10-Q FOR QUARTER ENDED FEBRUARY 28, 2026

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

QUARTZSEA ACQUISITION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28, 2026	November 30, 2025
	(Unaudited)
Assets:
Current Assets
Cash	$6,133	$12,095
Due from related party	-	19,575
Prepaid expenses	75,971	60,824
Total Current Assets	82,104	92,494

Prepaid expenses	-	41,699
Investments held in Trust Account	85,962,640	85,202,732
Total Assets	$86,044,744	$85,336,925

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current Liabilities
Accrued administrative expense	$120,000	$60,000
Accounts payable and accrued expenses	800,192	681,883
Due to related party	425	-
Total Current Liabilities	920,617	741,883

Deferred underwriting fee payable	3,312,000	3,312,000
Total Liabilities	4,232,617	4,053,883

Commitments and Contingencies – see Note 6
Ordinary shares subject to possible redemption, 8,280,000 shares at redemption value of $10.38 and $10.29 per share as of February 28, 2026 and November 30, 2025, respectively	85,962,640	85,202,732

Shareholders’ Deficit
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,129,900 shares issued and outstanding as of February 28, 2026 and November 30, 2025 (excluding 8,280,000 shares subject to possible redemption as of February 28, 2026 and November 30, 2025)	313	313
Additional paid-in capital	-	-
Accumulated deficit	(4,150,826)	(3,920,003)
Total Shareholders’ Deficit	(4,150,513)	(3,919,690)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$86,044,744	$85,336,925

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUARTZSEA ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended February 28, 2026	For the Three Months Ended February 28, 2025
General and administrative expenses	$230,861	$33,504
Loss from operations	(230,861)	(33,504)

Other income:
Interest income	38	2,249
Interest earned on investments held in Trust Account	759,908	-
Total other income	759,946	2,249
Net income (loss)	$529,085	$(31,255)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	8,280,000	-
Basic and diluted net income per share, ordinary shares subject to possible redemption	$0.05	$-
Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares(1)	3,129,900	2,520,000
Basic and diluted net income (loss) per share, non-redeemable ordinary shares	$0.05	$(0.01)

(1)

Ordinary shares have been retroactively restated to reflect two amendments to the Subscription Agreement, which allowed the Sponsor to increase the purchase of ordinary shares initially from 1,725,000 to 2,415,000, then to 2,898,000 shares for $25,000.

As a result of the underwriter full exercise of its over-allotment option to purchase 1,080,000 units on March 19, 2025, no shares were subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUARTZSEA ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2026

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – November 30, 2025	3,129,900	$313	$-	$(3,920,003)	$(3,919,690)
Remeasurement of carrying value to redemption value	-	-	-	(759,908)	(759,908)
Net income	-	-	-	529,085	529,085
Balance – February 28, 2026	3,129,900	$313	$-	$(4,150,826)	$(4,150,513)

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2025

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholder’s
	Shares(1)	Amount	Capital	Deficit	Deficit
Balance – November 30, 2024	2,898,000	$290	$24,710	$(10,166)	$14,834
Net loss	-	-	-	(31,255)	(31,255)
Balance – February 28, 2025	2,898,000	$290	$24,710	$(41,421)	$(16,421)

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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUARTZSEA ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Three Months Ended February 28, 2026	For the Three Months Ended February 28, 2025
Cash Flows from Operating Activities:
Net income (loss)	$529,085	$(31,255)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(759,908)	-
Changes in operating assets and liabilities:
Prepaid expenses	26,552	15,000
Due from related party	19,575	-
Due to related party	425	-
Accrued administrative expense	60,000	-
Accounts payable and accrued expenses	118,309	8,204
Net cash used in operating activities	(5,962)	(8,051)

Cash Flows from Financing Activities:
Payment of offering costs	-	(94,886)
Net cash used in financing activities	-	(94,886)

Net Changes in Cash	(5,962)	(102,937)
Cash - Beginning of period	12,095	311,000
Cash - End of period	$6,133	208,063

Supplemental Disclosure of Non-cash Financing Activities:
Remeasurement of carrying value to redemption value	$759,908	-

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

As of February 28, 2026, the Company had not commenced any operations. For the period from November 5, 2024 (inception) through February 28, 2026, the Company’s efforts have been limited to organizational activities as well as activities related to completing the initial public offering (“IPO”) and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and sale of Private Placement Units (as defined below). The Company has selected November 30 as its fiscal year end.

The Company’s sponsor is Blue Jay Investment LLC (the “Sponsor”), a Delaware limited liability company.

The registration statement for the IPO was declared effective on March 14, 2025. On March 19, 2025, the Company consummated its IPO of 8,280,000 units (the “Public Units”), including the full exercise of the over-allotment option of 1,080,000 Units granted to the underwriters. The Public Units were sold at an offering price of $10.00 per unit generating gross proceeds of $82,800,000. Simultaneously with the IPO, the Company sold to its Sponsor 231,900 units at $10.00 per unit (the “Private Units”) in a private placement generating total gross proceeds of $2,319,000, which is described in Note 4.

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

The Company has 15 months from the consummation of the IPO, or June 19, 2026, to consummate its initial business combination (“Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Subsidiaries

On May 20, 2025, Cuisine Universal Packaging Solution, a Cayman Islands exempted company and wholly-owned subsidiary of Quartzsea (the “Purchaser”), was formed to be the surviving company after the merger of a contemplated business combination.

On May 21, 2025, CUPS Sub Limited, a Cayman Islands exempted company and wholly-owned subsidiary of the Purchaser was formed to be the Merger Sub in connection with a contemplated business combination.

Both subsidiaries have no principal operations or revenue producing activities.

Merger Agreement

On June 6, 2025, Quartzsea, Cuisine Universal Packaging Solution, a Cayman Islands exempted company and wholly-owned subsidiary of the Quartzsea, and CUPS Sub Limited, a Cayman Islands exempted company and wholly-owned subsidiary of the Purchaser (the “Merger Sub”), entered into a Merger Agreement (the “Merger Agreement”) with the Broadway Technology Inc, a Cayman Islands exempted company (the “Broadway Tech”), a leading manufacturer of high-quality PET (polyethylene terephthalate) cups and lids through its operating subsidiary Zhejiang Gaokai New Materials Co., Ltd., Pivot Technology Holding Inc, a British Virgin Islands (“BVI”) business company organized under the Laws of the British Virgin Islands, and Zenith Technology International Inc, a BVI business company also organized under the Laws of the British Virgin Islands (each, a “Principal Shareholder” and collectively, the “Principal Shareholders”), Fan Zhang, an individual, solely in his capacity as the shareholder representative, agent and attorney-in-fact of the Principal Shareholders. Capitalized terms used herein but not defined herein shall have the meanings ascribed to them in the Merger Agreement.

Pursuant to the Merger Agreement, Broadway Tech agreed to provideBlue Jay Investment LLC, the sponsor of Quartzsea, a working capital loan of $500,000 in exchange for promissory note issued by the sponsor. As of February 28, 2026, the Sponsor received $500,000 funder such arrangement and has not financed Quartzsea’s transaction expenses.

On March 17, 2026, subsequent to the balance sheet date, the Company entered into a Termination, Settlement and Mutual General Release Agreement with Broadway Tech, pursuant to which the Merger Agreement and the transactions contemplated thereby were terminated in their entirety, effective as of March 17, 2026.

Going Concern Consideration

As of February 28, 2026, the Company had $6,133 of cash and a working capital deficit of $838,513. The Company has incurred and expects to continue to incur significant costs in pursuit of the consummation of an initial Business Combination. Subsequent to February 28, 2026, and following the termination of the Merger Agreement on March 17, 2026, the Company is evaluating alternative business combination opportunities. In addition, the Company currently has until June 19, 2026 (unless the Company extends such period by amending its Amended and Restated Memorandum and Articles of Association) to consummate the initial Business Combination. If the Company does not complete a Business Combination within the prescribed timeline, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. Therefore, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by the U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2025 filed with the SEC on March 16, 2026. The interim results for the three months ended February 28, 2026 are not necessarily indicative of the results that may be expected through November 30, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $6,133 and $12,095 in cash and none in cash equivalents as of February 28, 2026 and November 30, 2025, respectively.

Investments Held in Trust Account

At February 28, 2026, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

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

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Deferred offering costs were $4,361,752 consisting principally of $3,898,500 underwriting fees and $463,252 legal and other expenses that were directly related to the IPO. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Rights and Private Placement Units were charged to shareholders’ equity based on the classification of underlying financial instruments upon the completion of the IPO.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as shareholders’ equity. In accordance with ASC 480-10-S99, the Company classifies the ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 8,280,000 ordinary shares sold as part of the Units in the IPO were issued with other freestanding instruments (i.e., rights), the initial carrying value of ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The initial accretion and subsequent remeasurements will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). Accordingly, as of February 28, 2026, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

As of February 28, 2026, the ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

	Shares	Amount
Gross proceeds from IPO	8,280,000	$82,800,000
Less:
Proceeds allocated to Public Rights	-	(1,904,400)
Allocation of offering costs related to redeemable shares	-	(4,261,431)
Plus:
Remeasurement of carrying value to redemption value	-	8,568,563
Ordinary shares subject to possible redemption – November 30, 2025	8,280,000	$85,202,732
Plus:
Remeasurement of carrying value to redemption value	-	759,908
Ordinary shares subject to possible redemption – February 28, 2026	8,280,000	$85,962,640

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

The calculation of diluted net income per ordinary share does not consider the effect of the rights issued in connection with the IPO and the Private Units since the exercise of the rights is contingent upon the occurrence of future events. As of February 28, 2026, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The net income (loss) per share presented in the unaudited condensed consolidated statements of operations is based on the following:

	Three Months Ended February 28, 2026	Three Months Ended February 28, 2025
Net income (loss)	$529,085	$(31,255)

	Three Months Ended February 28, 2026		Three Months Ended February 28, 2025
	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$383,949	$145,136	$-	$(31,255)

Denominator:
Basic and diluted weighted average shares outstanding	8,280,000	3,129,900	-	2,520,000
Basic and diluted net income per ordinary share	$0.05	$0.05	$-	$(0.01)

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

The rights issued upon the closing of the IPO and sale of Private Placement Units met the criteria for equity classification under ASC 815 and, accordingly, were classified as equity.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of February 28, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. In accordance with Cayman Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosure” (“ASU 2023-09”). ASU 2023-09 mostly requires, on an annual basis, disclosure of specific categories in an entity’s effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. The incremental disclosures may be presented on a prospective or retrospective basis. The ASU is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company adopted the ASU 2023-09 prospectively on December 1, 2025. As a Cayman Island entity, the Company is not subject to income taxes, as such, the Company did not have any material impact of adopting ASU 2023-09 on its financial statements.

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

Promissory Note — Related Party

On November 5, 2024, the Sponsor agreed to loan the Company up to an aggregate amount of $500,000 to be used, in part, for transaction costs incurred in connection with the IPO (the “Promissory Note”). The Promissory Note is unsecured, interest-free and due on the date on which the Company closes the IPO. The loan was repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account on March 19, 2025. As of February 28, 2026 and November 30, 2025, the Company had no outstanding loan balance under the Promissory Note.

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

As of February 28, 2026 and November 30, 2025, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement with the Sponsor on November 5, 2024, commencing on the effective date of the registration statement of the initial public offering through the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation, to pay the Sponsor a total of $20,000 per month for office space and administrative and support services. On February 12, 2025, the Company and the Sponsor entered into the First Amendment to the Administrative Services Agreement, pursuant to which the monthly fee was amended to $15,000. On March 7, 2025, the Company and the Sponsor entered into the Second Amendment to the Administrative Services Agreement, pursuant to which the monthly fee was amended to $20,000. The Company incurred $60,000 and $0 for the three months ended February 28, 2026 and 2025, respectively. As of February 28, 2026 and November 30, 2025, the Company accrued $120,000 and $60,000 on the accompanying balance sheets, respectively.

Due to Related Party

The Sponsor paid certain transaction costs on behalf of the Company. These amounts are due on demand and non-interest bearing. As of February 28, 2026 and November 30, 2025, the amount due to the related party was $425 and $0, respectively.

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

As a result of these circumstances and the ongoing global conflicts and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and potential future sanctions on the world economy and the specific impact on the Company’s financial position, results of operations or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The underwriter is entitled to a cash underwriting discount of 0.75% on the first $69,000,000 of the gross proceeds from the IPO, plus 0.50% on the remaining $13,800,000, totaling $586,500 including the full excise of over-allotment option by the underwriter. In addition, the underwriter is entitled to a deferred fee of 4.0% of the gross proceeds of the IPO, or $3,312,000, which was recorded as a non-current liability as of February 28, 2026. On March 3, 2026, the Company entered into Amendment No.1 to the Underwriting Agreement, which revised the calculation and payment terms of the deferred underwriting commission. Pursuant to the amendment, the deferred underwriting commission will be payable from the trust account upon consummation of the Company’s initial business combination and equals 4.00% of the gross proceeds from the sale of the firm units and option units, subject to a cap equal to 4.00% of the funds remaining in the trust account after giving effect to all properly submitted redemptions in connection with the initial business combination. The amendment also clarifies that the underwriters may waive the deferred underwriting commission prior to the consummation of the Company’s initial business combination.

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

Finder’s Fee Agreement

On April 22, 2025, the Company entered into the Finder’s Fee Agreement with Hugh Grow Investment Ltd. (the “Finder”). Pursuant to the Finder’s Fee Agreement, the Company agreed to pay the Finder a one-time, non-refundable retainer fee in the amount of $350,000, payable upon the execution of Finder’s Fee Agreement (the “Retainer Fee”). The Company also agreed to pay the Finder a success fee in the amount of $3,500,000, payable upon the closing (or closings) of a potential target company introduced by the Finder. In addition, the Company agreed to reimburse the Finder on a monthly basis for all reasonable, actual, and verifiable out-of-pocket expenses incurred in connection with the Finder’s engagement under the agreement, provided that such expenses shall not exceed $150,000 without the Company’s prior written approval. On April 29, 2025, the Company entered into an amendment to the Finder’s Fee Agreement, pursuant to which the Retainer Fee was adjusted to $150,000. On July 18, 2025, the Company entered into the second amendment to the Finder’s Fee Agreement, pursuant to which the Success Fee was amended to consist of 1,560,000 ordinary shares (the “Finder Shares”) of the surviving publicly traded company (the “Surviving Company”). Sixty (60%) of the Finder Shares shall be subject to lock-up restriction for six months from the date of issuance, while Forty (40%) of Finder Shares shall be free from any lock-up restriction, subject to the applicable securities laws and regulations. As of February 28, 2026, the Retainer Fee had been paid in full, and there was no outstanding balance.

Acknowledgement Agreement

On July 18, 2025, Quartzsea, the Finder, and Broadway Tech entered into an acknowledgement agreement (the “Acknowledgement Agreement”) pursuant to which Broadway Tech acknowledged and agreed to cause the Surviving Company to issue the Finder Shares to the Finder in accordance with the terms of the Acknowledgement Agreement at the closing of the Business Combination.

Note 7 — Shareholders’ Deficit

Ordinary shares — The Company is authorized to issue up to 500,000,000 ordinary shares, par value $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share held on all matters to be voted on by the shareholders, except as required by law. On November 5, 2024, the Company issued to the Sponsor 1,725,000 ordinary shares for $25,000. On February 12, 2025, the Company and the Sponsor entered into the First Amendment to the Subscription Agreement, pursuant to which the purchased amount of shares was adjusted to 2,415,000 ordinary shares. On March 17, 2025, the Company and the Sponsor entered into the Second Amendment to the Subscription Agreement, pursuant to which the purchased amount of Founder Shares was adjusted to 2,898,000. At February 28, 2026 and November 30, 2025, there were 3,129,900 shares outstanding.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended February 28, 2026	For the Three Months Ended February 28, 2025
General and administrative expenses	$230,861	$33,504
Interest earned on investments held in Trust Account	$759,908	$-

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

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date when these unaudited condensed consolidated financial statements were issued. Based on this review, the Company identified the following subsequent events that would require adjustment or disclosure in the financial statements.

On March 3, 2026, the Company entered into Amendment No. 1 to the Underwriting Agreement with Polaris Advisory Partners, LLC, a division of Kingswood Capital Partners LLC, as representative of the several underwriters, and Kingswood Capital Partners LLC. The amendment revised the calculation and payment terms of the deferred underwriting commission in connection with the Company’s initial business combination. Pursuant to the amendment, the deferred underwriting commission will be payable from the trust account upon consummation of the Company’s initial business combination and will equal 4.00% of the gross proceeds from the sale of the firm units and option units, subject to a cap equal to 4.00% of the funds remaining in the trust account after giving effect to all properly submitted redemptions in connection with the initial business combination. The amendment also clarifies that the underwriters may waive the deferred underwriting commission prior to the consummation of the Company’s initial business combination.

On March 17, 2026, the Company entered into a Termination, Settlement and Mutual General Release Agreement with Broadway Tech, pursuant to which the Merger Agreement and the transactions contemplated thereby were terminated in their entirety, effective as of March 17, 2026. The termination agreement provides for mutual releases of claims relating to the Merger Agreement and the proposed transaction. The parties entered into the termination agreement due to the prolonged China Securities Regulatory Commission approval process and related PRC regulatory uncertainty. No termination fees were payable by either party in connection with the termination.

In April 2026, the Sponsor advanced $30,000 for working capital. The amount is due on demand and non-interest bearing.

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

Recent Developments

On June 6, 2025, the Company entered into a Merger Agreement with Broadway Technology Inc. and related parties in connection with a proposed business combination.

On March 3, 2026, the Company entered into Amendment No. 1 to the Underwriting Agreement with Polaris Advisory Partners, LLC (f/k/a SPAC Advisory Partners), a division of Kingswood Capital Partners LLC, as representative of the several underwriters, and Kingswood Capital Partners LLC. The amendment revised the calculation and payment terms of the deferred underwriting commission.

On March 17, 2026, the Company entered into a Termination, Settlement and Mutual General Release Agreement with Broadway Tech, pursuant to which the Merger Agreement and the transactions contemplated thereby were terminated in their entirety. The termination was due to the prolonged China Securities Regulatory Commission approval process and related PRC regulatory uncertainty. No termination fees were payable by either party.

Following such termination, the Company intends to continue pursuing an initial business combination with another target; however, there can be no assurance that the Company will be able to complete a transaction within the required time period.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 5, 2024 (inception) through February 28, 2026, were organizational activities and those necessary to consummate the IPO, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination.

We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended February 28, 2026, we had net income of $529,085, which consisted of interest income of $759,946, offset by general and administrative expenses of $230,861.

For the three months ended February 28, 2025, we had net loss of $31,255, which consisted of interest income of $2,249, offset by general and administrative expenses of $33,504.

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

As of February 28,2026, we had cash of $6,133 and a working capital deficit of $838,513.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of February 28, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Promissory Note — Related Party

On November 5, 2024, the Sponsor agreed to loan the Company up to an aggregate amount of $500,000 to be used, in part, for transaction costs incurred in connection with the Initial Public Offering (the “Promissory Note”). The Promissory Note is unsecured, interest-free and due on the date on which the Company closes the IPO. We repaid the outstanding balance of $500,000 to the Sponsor on March 19, 2025 upon the closing of the IPO. As of February 28, 2026 and November 30, 2025, no amount was outstanding under the Promissory Note.

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

The Company incurred $60,000 and $0 for the three months ended February 28, 2026 and 2025, respectively. As of February 28, 2026 and November 30, 2025, the Company accrued $120,000 and $60,000 on the accompanying balance sheets, respectively.

Underwriting Agreement

We granted SPAC Advisory Partners (“SAP”), the representative of the underwriters, a 45-day option from the date of IPO, to purchase up to 1,080,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The underwriter fully excised its over-allotment option on March 19, 2025.

The underwriter is entitled to a cash underwriting discount of 0.75% on the first $69,000,000 of the gross proceeds from the IPO, plus 0.50% on the remaining $13,800,000, totaling $586,500 including the full exercise of the over-allotment option by the underwriter. In addition, the underwriter is entitled to a deferred underwriting commission of 4.0% of the gross proceeds of the IPO, or $3,312,000, which was recorded as a non-current liability as of February 28, 2026. On March 3, 2026, the Company entered into Amendment No. 1 to the Underwriting Agreement, which revised the calculation and payment terms of the deferred underwriting commission. Pursuant to the amendment, the deferred underwriting commission will be payable from the trust account upon consummation of the Company’s initial business combination and equals 4.00% of the gross proceeds from the sale of the firm units and option units, subject to a cap equal to 4.00% of the funds remaining in the trust account after giving effect to all properly submitted redemptions in connection with the initial business combination. The amendment also clarifies that the underwriters may waive the deferred underwriting commission prior to the consummation of the Company’s initial business combination.

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

Finder’s Fee Agreement

On April 22, 2025, the Company entered into a Finder’s Fee Agreement with Hugh Grow Investment Ltd. (the “Finder”). Pursuant to the Finder’s Fee Agreement, the Company agreed to pay the Finder a one-time, non-refundable retainer fee in the amount of $350,000, payable upon the execution of Finder’s Fee Agreement (the “Retainer Fee”). The Company also agreed to pay the Finder a success fee in the amount of $3,500,000, payable upon the closing (or closings) of a transaction (as defined in the Finder’s Fee Agreement). In addition, the Company agreed to reimburse the Finder on a monthly basis for all reasonable, actual, and verifiable out-of-pocket expenses incurred in connection with the Finder’s engagement under the agreement, provided that such expenses shall not exceed $150,000 without the Company’s prior written approval. On April 29, 2025, the Company entered into an amendment to the Finder’s Fee Agreement, pursuant to which the Retainer Fee was adjusted to $150,000. On July 18, 2025, the Company entered into the second amendment to the Finder’s Fee Agreement, pursuant to which the Success Fee was amended to consist of 1,560,000 ordinary shares (the “Finder Shares”) of the surviving publicly traded company (the “Surviving Company”). Sixty (60%) of the Finder Shares shall be subject to lock-up restriction for six months from the date of issuance, while Forty (40%) of Finder Shares shall be free from any lock-up restriction, subject to the applicable securities laws and regulations. As of February 28, 2026, the Retainer Fee had been paid in full, and there was no outstanding balance.

The Company acknowledges and agrees that the Finder is not a registered broker-dealer under U.S. securities laws, and is not acting as a broker-dealer in connection with the transaction.

Merger Agreement

On June 6, 2025, Quartzsea, Cuisine Universal Packaging Solution, a Cayman Islands exempted company and wholly-owned subsidiary of Quartzsea, and CUPS Sub Limited, a Cayman Islands exempted company and wholly-owned subsidiary of the Purchaser, entered into a Merger Agreement with Broadway Technology Inc., certain principal shareholders of Broadway Technology Inc., including Fan Zhang as shareholder representative, and the other parties thereto. Capitalized terms used herein but not defined herein shall have the meanings ascribed to them in the Merger Agreement.

The Merger Agreement contemplated that Quartzsea would combine with Broadway Tech and that Purchaser would acquire 100% of the issued and outstanding equity securities of Broadway Tech. The aggregate consideration to be paid to Broadway Tech shareholders for the acquisition merger was $520,000,000, payable in newly issued Purchaser Ordinary Shares equal to $520,000,000 divided by $10.00 per share. Broadway Tech also agreed to provide the Sponsor up to $500,000 in working capital loans in exchange for promissory notes issued by the Sponsor. As of February 28, 2026, the Sponsor received $500,000 from the total $500,000 in loans and has not financed Quartzsea’s transaction expenses.

On March 17, 2026, the Company entered into a Termination, Settlement and Mutual General Release Agreement with Broadway Tech, pursuant to which the Merger Agreement and the transactions contemplated thereby were terminated in their entirety, effective as of March 17, 2026. The termination agreement provides for mutual releases of claims relating to the Merger Agreement and the proposed transaction. The parties entered into the termination agreement due to the prolonged China Securities Regulatory Commission approval process and related PRC regulatory uncertainty. No termination fees were payable by either party in connection with the termination.

Critical Accounting Policies and Estimates

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies and estimates.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of February 28, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended February 28, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that that during the period covered by this report, our disclosure controls and procedures were ineffective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended February 28, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: April 23, 2026

Quartzsea Acquisition Corporation

By:	/s/ Qi Gong
Name:	Qi Gong
Title:	Chief Executive Officer and Chairwoman
(Principal Executive Officer, Principal Financial and Accounting Officer)