Form 10-Q
period 2026-05-31
Quartzsea Acquisition Corp
filed 2026-07-14
CIK 2047455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended May 31, 2026

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

As of July 13, 2026, 10,134,518 Ordinary Shares, including Ordinary Shares underlying the units, par value $0.0001 per share, were issued and outstanding.

Quartzsea Acquisition Corporation

FORM 10-Q FOR QUARTER ENDED May 31, 2026

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

QUARTZSEA ACQUISITION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2026	November 30, 2025
	(Unaudited)
Assets:
Current Assets
Cash	$5,156	$12,095
Due from related party	-	19,575
Prepaid expenses	107,306	60,824
Total Current Assets	112,462	92,494

Prepaid expenses	-	41,699
Investments held in Trust Account	86,732,878	85,202,732
Total Assets	$86,845,340	$85,336,925

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current Liabilities
Accrued administrative expense	$180,000	$60,000
Accounts payable and accrued expenses	793,188	681,883
Due to related party	174,352	-
Total Current Liabilities	1,147,540	741,883

Deferred underwriting fee payable	3,312,000	3,312,000
Total Liabilities	4,459,540	4,053,883

Commitments and Contingencies – see Note 6
Ordinary shares subject to possible redemption, 8,280,000 shares at redemption value of $10.47 and $10.29 per share as of May 31, 2026 and November 30, 2025, respectively	86,732,878	85,202,732

Shareholders’ Deficit
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,129,900 shares issued and outstanding as of May 31, 2026 and November 30, 2025 (excluding 8,280,000 shares subject to possible redemption as of May 31, 2026 and November 30, 2025)	313	313
Additional paid-in capital	-	-
Accumulated deficit	(4,347,391)	(3,920,003)
Total Shareholders’ Deficit	(4,347,078)	(3,919,690)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$86,845,340	$85,336,925

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUARTZSEA ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended May 31,		Six Months Ended May 31,
	2026	2025	2026	2025
General and administrative expenses	$196,589	$727,747	$427,450	$761,251
Loss from operations	(196,589)	(727,747)	(427,450)	(761,251)

Other Income:
Interest income	24	7,655	61	9,904
Interest earned on investments held in Trust Account	770,237	692,945	1,530,146	692,945
Total other income	770,261	700,600	1,530,207	702,849
Net income (loss)	$573,672	$(27,147)	$1,102,757	$(58,402)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	8,280,000	6,570,000	8,280,000	3,321,099
Basic and diluted net income (loss) per share, ordinary shares subject to possible redemption	$0.05	$(0.00)	$0.10	$(0.01)
Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares(1)	3,129,900	3,003,942	3,129,900	2,764,630
Basic and diluted net loss per share, non-redeemable ordinary shares	$0.05	$(0.00)	$0.10	$(0.01)

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

QUARTZSEA ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2026

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – November 30, 2025	3,129,900	$313	$-	$(3,920,003)	$(3,919,690)
Remeasurement of carrying value to redemption value	-	-	-	(759,908)	(759,908)
Net income	-	-	-	529,085	529,085
Balance – February 28, 2026	3,129,900	$313	$-	$(4,150,826)	$(4,150,513)
Remeasurement of carrying value to redemption value	-	-	-	(770,237)	(770,237)
Net income	-	-	-	573,672	573,672
Balance – May 31, 2026	3,129,900	$313	$-	$(4,347,391)	$(4,347,078)

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2025

					Total
			Additional		Shareholders’
	Ordinary Shares		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – November 30, 2024(1)	2,898,000	$290	$24,710	$(10,166)	$14,834
Net loss	-	-	-	(31,255)	(31,255)
Balance – February 28, 2025(1)	2,898,000	$290	$24,710	$(41,421)	$(16,421)
Issuance of Private Placement Units	231,900	23	2,318,977	-	2,319,000
Issuance of Public Rights net of issuance costs	-	-	1,804,080	-	1,804,080
Remeasurement of carrying value to redemption value	-	-	(6,858,776)	-	(6,858,776)
Accretion of additional paid-in capital to accumulated deficit	-	-	2,711,009	(2,711,009)	-
Net loss	-	-	-	(27,147)	(27,147)
Balance – May 31, 2025	3,129,900	$313	$-	$(2,779,577)	$(2,779,264)

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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUARTZSEA ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Six Months Ended May 31, 2026	For the Six Months Ended May 31, 2025
Cash Flows from Operating Activities:
Net income (loss)	$1,102,757	$(58,402)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on short-term investment	-	(5,037)
Interest earned on investments held in Trust Account	(1,530,146)	(692,945)
Changes in operating assets and liabilities:
Prepaid expenses	(4,782)	(123,892)
Accrued administrative expense	120,000	-
Accounts payable and accrued expenses	111,305	259,149
Net cash used in operating activities	(200,866)	(621,127)

Cash Flows from Investing Activities:
Purchase of short-term investment	-	(600,000)
Purchase of investments held in Trust Account	-	(82,800,000)
Net cash used in investing activities	-	(83,400,000)

Cash Flows from Financing Activities:
Proceeds from sale of public units	-	82,800,000
Proceeds from sale of Private Placements units	-	2,319,000
Due from related party	19,575	-
Due to related party	174,352	-
Payment of underwriter fees	-	(586,500)
Repayment of promissory note - related party		(500,000)
Payment of offering costs	-	(273,251)
Net cash provided by financing activities	193,927	83,759,249

Net Changes in Cash	(6,939)	(261,878)
Cash - Beginning of period	12,095	311,000
Cash - End of period	$5,156	49,122

Supplemental Disclosure of Non-cash Financing Activities:
Accretion of additional paid in capital to accumulated deficit	$-	$2,711,009
Remeasurement of carrying value to redemption value	$1,530,146	$6,858,776
Deferred underwriting fee payable	$-	$3,312,000

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

As of May 31, 2026, the Company had not commenced any operations. For the period from November 5, 2024 (inception) through May 31, 2026, the Company’s efforts have been limited to organizational activities as well as activities related to completing the initial public offering (“IPO”) and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and sale of Private Placement Units (as defined below). The Company has selected November 30 as its fiscal year end.

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

The Company initially has 15 months from the consummation of the IPO, or June 19, 2026, to consummate its initial business combination (“Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

On June 23, 2026, the Company held an extraordinary general meeting at which its shareholders approved, among other things, an amendment to the Existing Charter extending the date by which Quartzsea must consummate an initial business combination from June 19, 2026 to October 19, 2026 on a monthly basis by depositing an amount equal to lesser of (i) $175,000 or (ii) $0.033 per outstanding public share. In connection with the extraordinary general meeting, holders of 1,275,382 Quartzsea ordinary shares properly exercised their redemption rights. Such shares were redeemed at a price of approximately $10.50 per share, for an aggregate redemption payment of $13,391,956 from the trust account. Following the redemptions, 10,134,518 Quartzsea ordinary shares were issued and outstanding, and $73,550,934 remained on deposit in the trust account.

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

Subsidiaries

On May 20, 2025, Cuisine Universal Packaging Solution, a Cayman Islands exempted company and wholly-owned subsidiary of Quartzsea (the “Purchaser”), was formed to be the surviving company after the merger of a contemplated business combination. On May 7, 2026, the Purchaser changed its name to “Eight Directions Global Limited”.

On May 21, 2025, CUPS Sub Limited, a Cayman Islands exempted company and wholly-owned subsidiary of the Purchaser was formed to be the Merger Sub in connection with a contemplated business combination.

Both subsidiaries have no principal operations or revenue producing activities.

Termination of the Merger Agreement with Broadway Tech

On June 6, 2025, Quartzsea, Cuisine Universal Packaging Solution, a Cayman Islands exempted company and wholly-owned subsidiary of the Quartzsea, and CUPS Sub Limited, a Cayman Islands exempted company and wholly-owned subsidiary of the Purchaser (the “Merger Sub”), entered into a Merger Agreement (the “Merger Agreement”) with the Broadway Technology Inc, a Cayman Islands exempted company (the “Broadway Tech”), a leading manufacturer of high-quality PET (polyethylene terephthalate) cups and lids through its operating subsidiary Zhejiang Gaokai New Materials Co., Ltd., Pivot Technology Holding Inc, a British Virgin Islands (“BVI”) business company organized under the Laws of the British Virgin Islands, and Zenith Technology International Inc, a BVI business company also organized under the Laws of the British Virgin Islands (each, a “Principal Shareholder” and collectively, the “Principal Shareholders”), Fan Zhang, an individual, solely in his capacity as the shareholder representative, agent and attorney-in-fact of the Principal Shareholders. Capitalized terms used herein but not defined herein shall have the meanings ascribed to them in the Former Merger Agreement.

Pursuant to the Merger Agreement, Broadway Tech agreed to provide Blue Jay Investment LLC, the sponsor of Quartzsea, a working capital loan of $500,000 in exchange for promissory note issued by the sponsor. As of May 31, 2026, the Sponsor received $500,000 under such arrangement and funded approximately $174,000 Quartzsea’s transaction expenses.

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

New Merger Agreement with Eight Directions

Quartzsea has entered into an agreement and plan of merger, dated as of May 13, 2026 (as it may be amended from time to time, the “New Merger Agreement”), which provides for a Business Combination involving Quartzsea and Eight Directions Technology Limited, a Cayman Islands exempted company (“Eight Directions”). Pursuant to the Merger Agreement, the Business Combination will be effected in two steps: (i) subject to the approval and adoption of the Merger Agreement, and PubCo Charter Proposal by the shareholders of Quartzsea, Quartzsea will merge with and into Eight Directions Global Limited, a Cayman Islands exempted company and wholly owned subsidiary of Quartzsea (“PubCo”), with PubCo remaining as the surviving publicly traded entity (the “SPAC Merger”); (ii) concurrently with the SPAC Merger, CUPS Sub Limited, a Cayman Islands exempted company and wholly owned subsidiary of the PubCo (“Merger Sub”), will be merged with and into Eight Directions, with Eight Directions and its subsidiaries surviving the merger as a wholly owned subsidiary of PubCo (the “Acquisition Merger”).

The aggregate consideration for the Acquisition Merger is $515,000,000, payable in the form of 51,500,000 newly issued PubCo Ordinary Shares (the “Closing Payment Shares”) valued at $10.00 per share to Eight Directions and its shareholders. At the closing of the Acquisition Merger, the issued and outstanding shares in Eight Directions held by the former Eight Directions shareholders will be cancelled and cease to exist, in exchange for the issuance of an aggregate of 25,750,000 PubCo Class A Ordinary Shares and 25,750,000 PubCo Class B Ordinary Shares. At the closing of the Acquisition Merger, the one fully paid share in Merger Sub held by PubCo will become one fully paid share in the surviving corporation, so that Eight Directions will become a wholly owned subsidiary of PubCo.

Upon the closing of the Business Combination, ordinary shares of PubCo will be reclassified into class A ordinary shares (“PubCo Class A Ordinary Shares”) and class B ordinary shares (“PubCo Class B Ordinary Shares,” together with PubCo Class A Ordinary Shares, collectively “PubCo Ordinary Shares”) where each PubCo Class A Ordinary Share shall be entitled to one (1) vote on all matters subject to vote at general meetings of the post-Business Combination company and each PubCo Class B Ordinary Share shall be entitled to ten (10) votes on all matters subject to vote at all general meetings of the post-Business Combination company. At the closing of the Business Combination, the former Quartzsea shareholders will receive one PubCo Class A Ordinary Share for each Quartzsea Ordinary Share and one-fifth (1/5) of one PubCo Class A Ordinary Share for each Quartzsea Right, and the former shareholders of Eight Directions will receive an aggregate of 25,750,000 PubCo Class A Ordinary Shares and 25,750,000 PubCo Class B Ordinary Share.

Pursuant to the New Merger Agreement, Eight Directions agreed to provide Blue Jay Investment LLC, the sponsor of Quartzsea, a working capital loan of $300,000 in exchange for promissory note issued by the sponsor. As of May 31, 2026, the Sponsor received $200,000 under such arrangement and has not funded Quartzsea’s transaction expenses.

Additionally, Eight Directions is responsible for funding all extension contributions required in connection with any extension of Quartzsea’s deadline to consummate an initial business combination. In accordance with such obligation, Eight Directions remits each applicable extension contribution to Quartzsea’s Trust Account, following which Quartzsea causes the applicable payment to be made in accordance with the Trust Agreement. The first extension contribution of $175,000 was funded by Eight Directions and deposited into the trust account on June 25, 2026.

Termination

The New Merger Agreement contains customary termination provisions and may be terminated by either party under specified circumstances, including by mutual written consent, the failure to satisfy certain closing conditions, the occurrence of a material adverse effect, the failure to obtain required regulatory approvals despite commercially reasonable efforts, specified delays in consummating the transaction, or an uncured material breach by the other party following the applicable cure period.

Under certain circumstances involving an uncured material breach by either party, the non-breaching party may be entitled to receive a termination fee of $500,000. No termination fee is payable if the New Merger Agreement is terminated due to specified events outside the parties’ reasonable control, including the failure to obtain required regulatory approvals despite commercially reasonable efforts or other circumstances specified in the Merger Agreement.

Related Agreements

In connection with the execution of the New Merger Agreement, the parties entered into the following related agreements:

●	Sponsor Support Agreement. The Sponsor and certain founder shareholders agreed, among other things, to vote their shares in favor of the business combination, refrain from transferring or redeeming their covered shares prior to the closing, and comply with certain customary covenants in support of the transaction. The Sponsor Support Agreement terminates upon the earlier of the closing of the business combination or the termination of the Merger Agreement.

●	Shareholder Support Agreements. Certain shareholders of Eight Directions agreed to vote their shares in favor of the business combination and to be bound by certain customary covenants to facilitate the completion of the transaction.

●	Lock-Up Agreements. At the closing of the business combination, certain Eight Directions shareholders are expected to enter into lock-up agreements restricting the transfer of specified PubCo ordinary shares for 180 days following the closing, subject to customary exceptions and early release provisions specified in the agreements.

Going Concern Consideration

As of May 31, 2026, the Company had $5,156 of cash and a working capital deficit of $1,035,078. The Company has incurred and expects to continue to incur significant costs in pursuit of the consummation of an initial Business Combination.

Subsequent to May 31, 2026, on June 23, 2026, the Company’s shareholders approved amendments to the Company’s governing documents and Investment Management Trust Agreement to extend the deadline to consummate an initial business combination from June 19, 2026 to October 19, 2026, with the ability to extend such deadline on a month-to-month basis for up to four additional one-month periods. If the Company does not complete a business combination within the prescribed timeline, it will be required to cease operations and liquidate in accordance with its Amended and Restated Memorandum and Articles of Association.

In accordance with ASC 205-40, Presentation of Financial Statements—Going Concern, management evaluated whether conditions and events raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Management concluded that, due to the Company’s liquidity condition and requirement to complete a business combination within the prescribed period to avoid liquidation, substantial doubt exists about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by the U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2025 filed with the SEC on March 16, 2026. The interim results for the three and six months ended May 31, 2026 are not necessarily indicative of the results that may be expected through November 30, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $5,156 and $12,095 in cash and none in cash equivalents as of May 31, 2026 and November 30, 2025, respectively.

Investments Held in Trust Account

As of May 31, 2026, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as shareholders’ equity. In accordance with ASC 480-10-S99, the Company classifies the ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 8,280,000 ordinary shares sold as part of the Units in the IPO were issued with other freestanding instruments (i.e., rights), the initial carrying value of ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The initial accretion and subsequent remeasurements will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). Accordingly, as of May 31, 2026, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

As of May 31, 2026, the ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

	Shares	Amount
Gross proceeds from IPO	8,280,000	$82,800,000
Less:
Proceeds allocated to Public Rights	-	(1,904,400)
Allocation of offering costs related to redeemable shares	-	(4,261,431)
Plus:
Remeasurement of carrying value to redemption value	-	8,568,563
Ordinary shares subject to possible redemption – November 30, 2025	8,280,000	$85,202,732
Plus:
Remeasurement of carrying value to redemption value	-	1,530,146
Ordinary shares subject to possible redemption – May 31, 2026	8,280,000	$86,732,878

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

The calculation of diluted net income per ordinary share does not consider the effect of the rights issued in connection with the IPO and the Private Units since the exercise of the rights is contingent upon the occurrence of future events. As of May 31, 2026, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The net income (loss) per share presented in the unaudited condensed consolidated statements of operations is based on the following:

	Three Months Ended May 31, 2026	Three Months Ended May 31, 2025	Six Months Ended May 31, 2026	Six Months Ended May 31, 2025
Net income (loss)	$573,672	$(27,147)	$1,102,757	$(58,402)

	Three Months Ended May 31, 2026		Three Months Ended May 31, 2025
	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$416,306	$157,366	$(18,629)	$(8,518)

Denominator:
Basic and diluted weighted average shares outstanding	8,280,000	3,129,900	6,570,000	3,003,942
Basic and diluted net income (loss) per ordinary share	$0.05	$0.05	$(0.00)	$(0.00)

	Six Months Ended May 31, 2026		Six Months Ended May 31, 2025
	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$800,255	$302,502	$(31,871)	$(26,531)

Denominator:
Basic and diluted weighted average shares outstanding	8,280,000	3,129,900	3,321,099	2,764,630
Basic and diluted net income (loss) per ordinary share	$0.10	$0.10	$(0.01)	$(0.01)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of May 31, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Promissory Note — Related Party

On November 5, 2024, the Sponsor agreed to loan the Company up to an aggregate amount of $500,000 to be used, in part, for transaction costs incurred in connection with the IPO (the “Promissory Note”). The Promissory Note is unsecured, interest-free and due on the date on which the Company closes the IPO. The loan was repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account on March 19, 2025. As of May 31, 2026 and November 30, 2025, the Company had no outstanding loan balance under the Promissory Note.

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

As of May 31, 2026 and November 30, 2025, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement with the Sponsor on November 5, 2024, commencing on the effective date of the registration statement of the initial public offering through the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation, to pay the Sponsor a total of $20,000 per month for office space and administrative and support services. On February 12, 2025, the Company and the Sponsor entered into the First Amendment to the Administrative Services Agreement, pursuant to which the monthly fee was amended to $15,000. On March 7, 2025, the Company and the Sponsor entered into the Second Amendment to the Administrative Services Agreement, pursuant to which the monthly fee was amended to $20,000. The Company incurred $60,000 and $120,000 for the three and six months ended May 31, 2026, respectively . The Company incurred and paid the Sponsor $51,400 for each of the three and six months ended May 31, 2025. As of May 31, 2026 and November 30, 2025, the Company accrued $180,000 and $60,000 on the accompanying balance sheets, respectively.

Due to Related Party

The Sponsor paid certain transaction costs on behalf of the Company. These amounts are due on demand and non-interest bearing. As of May 31, 2026 and November 30, 2025, the amount due to the related party was $174,352 and $0, respectively.

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

The underwriter is entitled to a cash underwriting discount of 0.75% on the first $69,000,000 of the gross proceeds from the IPO, plus 0.50% on the remaining $13,800,000, totaling $586,500 including the full excise of over-allotment option by the underwriter. In addition, the underwriter is entitled to a deferred fee of 4.0% of the gross proceeds of the IPO, or $3,312,000, which was recorded as a non-current liability as of May 31, 2026. On March 3, 2026, the Company entered into Amendment No.1 to the Underwriting Agreement, which revised the calculation and payment terms of the deferred underwriting commission. Pursuant to the amendment, the deferred underwriting commission will be payable from the trust account upon consummation of the Company’s initial business combination and equals 4.00% of the gross proceeds from the sale of the firm units and option units, subject to a cap equal to 4.00% of the funds remaining in the trust account after giving effect to all properly submitted redemptions in connection with the initial business combination. The amendment also clarifies that the underwriters may waive the deferred underwriting commission prior to the consummation of the Company’s initial business combination.

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

Finder’s Fee Agreement

On April 22, 2025, the Company entered into the Finder’s Fee Agreement with Hugh Grow Investment Ltd. (the “Finder”). Pursuant to the Finder’s Fee Agreement, the Company agreed to pay the Finder a one-time, non-refundable retainer fee in the amount of $350,000, payable upon the execution of Finder’s Fee Agreement (the “Retainer Fee”). The Company also agreed to pay the Finder a success fee in the amount of $3,500,000, payable upon the closing (or closings) of a potential target company introduced by the Finder. In addition, the Company agreed to reimburse the Finder on a monthly basis for all reasonable, actual, and verifiable out-of-pocket expenses incurred in connection with the Finder’s engagement under the agreement, provided that such expenses shall not exceed $150,000 without the Company’s prior written approval. On April 29, 2025, the Company entered into an amendment to the Finder’s Fee Agreement, pursuant to which the Retainer Fee was adjusted to $150,000. On July 18, 2025, the Company entered into the second amendment to the Finder’s Fee Agreement, pursuant to which the Success Fee was amended to consist of 1,560,000 ordinary shares (the “Finder Shares”) of the surviving publicly traded company (the “Surviving Company”). Sixty (60%) of the Finder Shares shall be subject to lock-up restriction for six months from the date of issuance, while Forty (40%) of Finder Shares shall be free from any lock-up restriction, subject to the applicable securities laws and regulations. As of May 31, 2026, the Retainer Fee had been paid in full, and there was no outstanding balance.

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

Pursuant to the New Merger Agreement, the parties acknowledged that Hugh Grow Investment Ltd. claimed to be entitled to a finder's fee in connection with the Business Combination. Upon the closing of the Business Combination, the Purchaser is obligated to pay the Finder a fee currently estimated at 3% of the total consideration payable in the Acquisition Merger.

Note 7 — Shareholders’ Deficit

Ordinary shares — The Company is authorized to issue up to 500,000,000 ordinary shares, par value $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share held on all matters to be voted on by the shareholders, except as required by law. On November 5, 2024, the Company issued to the Sponsor 1,725,000 ordinary shares for $25,000. On February 12, 2025, the Company and the Sponsor entered into the First Amendment to the Subscription Agreement, pursuant to which the purchased amount of shares was adjusted to 2,415,000 ordinary shares. On March 17, 2025, the Company and the Sponsor entered into the Second Amendment to the Subscription Agreement, pursuant to which the purchased amount of Founder Shares was adjusted to 2,898,000. At May 31, 2026 and November 30, 2025, there were 3,129,900 shares outstanding.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2026	2025	2026	2025
General and administrative expenses	$196,589	$727,747	$427,450	$761,251
Interest earned on investments held in Trust Account	$770,237	$692,945	$1,530,146	$692,945

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

June 2026 Extraordinary General Meeting and Extension of the Combination Period

On June 23, 2026, Quartzsea held an extraordinary general meeting at which its shareholders approved, among other things, an amendment to the Existing Charter extending the date by which Quartzsea must consummate an initial business combination from June 19, 2026 to October 19, 2026, or such earlier date as the Quartzsea Board may determine, with Quartzsea permitted to extend such date further on a month-to-month basis for up to four additional one-month periods (the “Extension Amendment”). Quartzsea’s shareholders also approved a corresponding amendment to the Investment Management Trust Agreement, dated March 17, 2025, with Continental Stock Transfer & Trust Company, extending the trust termination date on the same terms, and an adjournment proposal. Pursuant to the Trust Agreement amendment, for each one-month extension Quartzsea will deposit into the trust account the lesser of (i) $175,000 or (ii) $0.033 per outstanding public share.

Pursuant to the Business Combination Agreement, Eight Directions is responsible for funding all extension contributions required in connection with any extension of Quartzsea’s deadline to consummate an initial business combination. In accordance with such obligation, Eight Directions remits each applicable extension contribution to Quartzsea’s Trust Account, following which Quartzsea causes the applicable payment to be made in accordance with the Trust Agreement. The first extension contribution of $175,000 was funded by Eight Directions and deposited into the trust account on June 25, 2026.

In connection with the extraordinary general meeting, holders of 1,275,382 Quartzsea ordinary shares properly exercised their redemption rights. Such shares were redeemed at a price of approximately $10.50 per share, for an aggregate redemption payment of $13,391,956 from the trust account. Following such redemptions, 10,134,518 Quartzsea ordinary shares were issued and outstanding, and $73,550,934 remained on deposit in the Trust Account.

Issuance of Promissory Note

On July 13, 2026, the Company issued to the Sponsor a promissory note in an aggregate amount of up to $250,000, to be used, in part, for working capital and transaction expenses related to the business combination (the “July 2026 Promissory Note”). The July 2026 Promissory Notes is unsecured, interest-free and due on the date on which the Company closes its initial business combination. As of July 13, 2026, $224,352 had been funded and recorded as “Due to related party” on the balance sheet, and such amount will be converted into the July 2026 Promissory Note.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On May 13, 2026, Quartzsea entered into a Merger Agreement with Eight Directions Technology Limited and related parties to effect a business combination pursuant to which Eight Directions will become a wholly owned subsidiary of Eight Directions Global Limited (“PubCo”), the publicly traded successor entity. The transaction implies an equity value for Eight Directions of approximately $515.0 million, to be paid in PubCo ordinary shares valued at $10.00 per share. The business combination remains subject to customary closing conditions, including approval by Quartzsea shareholders, the effectiveness of the SEC registration statement, and Nasdaq listing approval.

On June 23, 2026, Quartzsea’s shareholders approved an extension of the deadline to consummate its initial business combination from June 19, 2026 to October 19, 2026, with the ability to extend the deadline for up to four additional one-month periods. Under the Business Combination Agreement, Eight Directions is responsible for funding the required monthly extension contributions to Quartzsea’s trust account. The first extension contribution of $175,000 was funded on June 25, 2026.

In connection with the extension meeting, holders of 1,275,382 Quartzsea ordinary shares elected to redeem their shares for an aggregate payment of approximately $13.4 million. Following the redemptions, 10,134,518 Quartzsea ordinary shares remained outstanding, and approximately $73.6 million remained in Quartzsea’s trust account.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 5, 2024 (inception) through May 31, 2026, were organizational activities and those necessary to consummate the IPO, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination.

We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended May 31, 2026, we had net income of $573,672, which consisted of interest income of $770,261, offset by general and administrative expenses of $196,589.

For the six months ended May 31, 2026, we had net income of $1,102,757, which consisted of interest income of $1,530,207, offset by general and administrative expenses of $427,450.

For the three months ended May 31, 2025, we had net loss of $27,147, which consisted of interest income of $700,600, offset by general and administrative expenses of $727,747.

For the six months ended May 31, 2025, we had net loss of $58,402, which consisted of interest income of $702,849, offset by general and administrative expenses of $761,251.

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

As of May 31, 2026, the Company had $5,156 of cash and a working capital deficit of $1,035,078. The Company has incurred and expects to continue to incur significant costs in pursuit of the consummation of an initial Business Combination.

Subsequent to May 31, 2026, on June 23, 2026, the Company’s shareholders approved amendments to the Company’s governing documents and Investment Management Trust Agreement to extend the deadline to consummate an initial business combination from June 19, 2026 to October 19, 2026, with the ability to extend such deadline on a month-to-month basis for up to four additional one-month periods. If the Company does not complete a business combination within the prescribed timeline, it will be required to cease operations and liquidate in accordance with its Amended and Restated Memorandum and Articles of Association.

In accordance with ASC 205-40, Presentation of Financial Statements—Going Concern, management evaluated whether conditions and events raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Management concluded that, due to the Company’s liquidity condition and requirement to complete a business combination within the prescribed period to avoid liquidation, substantial doubt exists about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of May 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Promissory Note — Related Party

On November 5, 2024, the Sponsor agreed to loan the Company up to an aggregate amount of $500,000 to be used, in part, for transaction costs incurred in connection with the Initial Public Offering (the “Promissory Note”). The Promissory Note is unsecured, interest-free and due on the date on which the Company closes the IPO. We repaid the outstanding balance of $500,000 to the Sponsor on March 19, 2025 upon the closing of the IPO. As of May 31, 2026 and November 30, 2025, no amount was outstanding under the Promissory Note.

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

The Company incurred $60,000 and $120,000 for the three and six months ended May 31, 2026, respectively. The Company incurred and paid the Sponsor $51,400 for each of the three and six months ended May 31, 2025. As of May 31, 2026 and November 30, 2025, the Company accrued $180,000 and $60,000 on the accompanying balance sheets, respectively.

Underwriting Agreement

We granted SPAC Advisory Partners (“SAP”), the representative of the underwriters, a 45-day option from the date of IPO, to purchase up to 1,080,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The underwriter fully excised its over-allotment option on March 19, 2025.

The underwriter is entitled to a cash underwriting discount of 0.75% on the first $69,000,000 of the gross proceeds from the IPO, plus 0.50% on the remaining $13,800,000, totaling $586,500 including the full exercise of the over-allotment option by the underwriter. In addition, the underwriter is entitled to a deferred underwriting commission of 4.0% of the gross proceeds of the IPO, or $3,312,000, which was recorded as a non-current liability as of May 31, 2026. On March 3, 2026, the Company entered into Amendment No. 1 to the Underwriting Agreement, which revised the calculation and payment terms of the deferred underwriting commission. Pursuant to the amendment, the deferred underwriting commission will be payable from the trust account upon consummation of the Company’s initial business combination and equals 4.00% of the gross proceeds from the sale of the firm units and option units, subject to a cap equal to 4.00% of the funds remaining in the trust account after giving effect to all properly submitted redemptions in connection with the initial business combination. The amendment also clarifies that the underwriters may waive the deferred underwriting commission prior to the consummation of the Company’s initial business combination.

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

Finder’s Fee Agreement

On April 22, 2025, the Company entered into a Finder’s Fee Agreement with Hugh Grow Investment Ltd. (the “Finder”). Pursuant to the Finder’s Fee Agreement, the Company agreed to pay the Finder a one-time, non-refundable retainer fee in the amount of $350,000, payable upon the execution of Finder’s Fee Agreement (the “Retainer Fee”). The Company also agreed to pay the Finder a success fee in the amount of $3,500,000, payable upon the closing (or closings) of a transaction (as defined in the Finder’s Fee Agreement). In addition, the Company agreed to reimburse the Finder on a monthly basis for all reasonable, actual, and verifiable out-of-pocket expenses incurred in connection with the Finder’s engagement under the agreement, provided that such expenses shall not exceed $150,000 without the Company’s prior written approval. On April 29, 2025, the Company entered into an amendment to the Finder’s Fee Agreement, pursuant to which the Retainer Fee was adjusted to $150,000. On July 18, 2025, the Company entered into the second amendment to the Finder’s Fee Agreement, pursuant to which the Success Fee was amended to consist of 1,560,000 ordinary shares (the “Finder Shares”) of the surviving publicly traded company (the “Surviving Company”). Sixty (60%) of the Finder Shares shall be subject to lock-up restriction for six months from the date of issuance, while Forty (40%) of Finder Shares shall be free from any lock-up restriction, subject to the applicable securities laws and regulations. As of May 31, 2026, the Retainer Fee had been paid in full, and there was no outstanding balance.

The Company acknowledges and agrees that the Finder is not a registered broker-dealer under U.S. securities laws, and is not acting as a broker-dealer in connection with the transaction.

New Merger Agreement with Eight Directions Technology Limited

On May 13, 2026, Quartzsea, the Purchaser and Merger Sub entered into the Merger Agreement with Eight Directions. Pursuant to the Merger Agreement, Quartzsea will merge with and into the Purchaser, with the Purchaser surviving as the publicly traded holding company, and Merger Sub will merge with and into Eight Directions, with Eight Directions surviving as a wholly owned subsidiary of the Purchaser. Upon consummation of the Proposed Business Combination, each outstanding ordinary share of Quartzsea will be converted into the right to receive one Class A ordinary share of the Purchaser, and each outstanding right of Quartzsea will be converted into the right to receive one-fifth of one Class A ordinary share of the Purchaser.

The Proposed Business Combination values Eight Directions at an agreed pre-money equity value of approximately $515.0 million. Consummation of the Proposed Business Combination is subject to customary closing conditions, including approval by Quartzsea’s shareholders, effectiveness of the applicable registration statement filed with the SEC and approval of the Purchaser’s securities for listing on Nasdaq. There can be no assurance that the Proposed Business Combination will be completed.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of May 31, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended May 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that that during the period covered by this report, our disclosure controls and procedures were ineffective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended May 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

On May 14, 2026, the Company filed a Current Report on Form 8-K reporting the execution of the Agreement and Plan of Merger with Eight Directions Technology Limited, dated May 13, 2026, and the issuance of a press release announcing the same.

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

Date: July 13, 2026

Quartzsea Acquisition Corporation

By:	/s/ Qi Gong
Name:	Qi Gong
Title:	Chief Executive Officer and Chairwoman
(Principal Executive Officer, Principal Financial and Accounting Officer)