Form 10-Q
period 2026-08-31
Quartzsea Acquisition Corp
filed 2026-10-09
CIK 2047455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended August 31, 2026

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

As of October 9, 2026, 10,134,518 Ordinary Shares, including Ordinary Shares underlying the units, par value $0.0001 per share, were issued and outstanding.

Quartzsea Acquisition Corporation

FORM 10-Q FOR QUARTER ENDED August 31, 2026

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

QUARTZSEA ACQUISITION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2026	November 30, 2025
	(Unaudited)
Assets:
Current Assets
Cash	$848	$12,095
Due from related party	-	19,575
Prepaid expenses	67,807	60,824
Total Current Assets	68,655	92,494

Prepaid expenses	-	41,699
Investments held in Trust Account	74,568,817	85,202,732
Total Assets	$74,637,472	$85,336,925

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current Liabilities
Accrued administrative expense	$240,000	$60,000
Accounts payable and accrued expenses	786,254	681,883
Due to target company (Eight Directions)	350,000	-
Promissory note - target company (Eight Directions)	175,000	-
Promissory note - related party	250,000	-
Due to related party	71,478	-
Total Current Liabilities	1,872,732	741,883

Deferred underwriting fee payable	2,982,753	3,312,000
Total Liabilities	4,855,485	4,053,883

Commitments and Contingencies – see Note 6
Ordinary shares subject to possible redemption, 7,004,618 shares and 8,280,000 shares at redemption value of $10.65 and $10.29 per share as of August 31, 2026 and November 30, 2025, respectively	74,568,817	85,202,732

Shareholders’ Deficit
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,129,900 shares issued and outstanding as of August 31, 2026 and November 30, 2025 (excluding 7,004,618 shares and 8,280,000 shares subject to possible redemption as of August 31, 2026 and November 30, 2025, respectively)	313	313
Accumulated deficit	(4,787,143)	(3,920,003)
Total Shareholders’ Deficit	(4,786,830)	(3,919,690)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$74,637,472	$85,336,925

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUARTZSEA ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended August 31,		Nine Months Ended August 31,
	2026	2025	2026	2025
General and administrative expenses	$244,041	$564,800	$671,490	$1,326,051
Loss from operations	(244,041)	(564,800)	(671,490)	(1,326,051)

Other Income:
Interest income	42	4,101	103	14,005
Interest earned on investments held in Trust Account	702,896	879,546	2,233,041	1,572,491
Total other income	702,938	883,647	2,233,144	1,586,496
Net income	$458,897	$318,847	$1,561,654	$260,445

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	7,323,464	8,280,000	7,958,827	4,986,131
Basic and diluted net income per share, ordinary shares subject to possible redemption	$0.04	$0.03	$0.14	$0.03
Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	3,129,900	3,129,900	3,129,900	2,887,276
Basic and diluted net income per share, non-redeemable ordinary shares	$0.04	$0.03	$0.14	$0.03

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUARTZSEA ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2026

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – November 30, 2025	3,129,900	$313	$-	$(3,920,003)	$(3,919,690)
Remeasurement of carrying value to redemption value	-	-	-	(759,908)	(759,908)
Net income	-	-	-	529,085	529,085
Balance – February 28, 2026	3,129,900	$313	$-	$(4,150,826)	$(4,150,513)
Remeasurement of carrying value to redemption value	-	-	-	(770,237)	(770,237)
Net income	-	-	-	573,672	573,672
Balance – May 31, 2026	3,129,900	$313	$-	$(4,347,391)	$(4,347,078)
Remeasurement of carrying value to redemption value	-	-	-	(702,896)	(702,896)
Extension fees deposited into trust account	-	-	-	(525,000)	(525,000)
Deferred underwriting fee adjustment				329,247	329,247
Net income	-	-	-	458,897	458,897
Balance – August 31, 2026	3,129,900	$313	$-	$(4,787,143)	$(4,786,830)

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2025

					Total
			Additional		Shareholders’
	Ordinary Shares		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – November 30, 2024	2,898,000	$290	$24,710	$(10,166)	$14,834
Net loss	-	-	-	(31,255)	(31,255)
Balance – February 28, 2025	2,898,000	$290	$24,710	$(41,421)	$(16,421)
Issuance of Private Placement Units	231,900	23	2,318,977	-	2,319,000
Issuance of Public Rights net of issuance costs	-	-	1,804,080	-	1,804,080
Remeasurement of carrying value to redemption value	-	-	(6,858,776)	-	(6,858,776)
Accretion of additional paid-in capital to accumulated deficit	-	-	2,711,009	(2,711,009)	-
Net loss	-	-	-	(27,147)	(27,147)
Balance – May 31, 2025	3,129,900	$313	$-	$(2,779,577)	$(2,779,264)
Remeasurement of carrying value to redemption value	-	-	-	(879,546)	(879,546)
Net income	-	-	-	318,847	318,847
Balance – August 31, 2025	3,129,900	$313	$-	$(3,340,276)	$(3,339,963)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

QUARTZSEA ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Nine Months Ended August 31, 2026	For the Nine Months Ended August 31, 2025
Cash Flows from Operating Activities:
Net income	$1,561,654	$260,445
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on short-term investment	-	(7,966)
Interest earned on investments held in Trust Account	(2,233,041)	(1,572,491)
Changes in operating assets and liabilities:
Prepaid expenses	34,716	(134,377)
Accrued administrative expense	180,000	-
Accounts payable and accrued expenses	104,371	282,946
Net cash used in operating activities	(352,300)	(1,171,443)

Cash Flows from Investing Activities:
Cash deposit into Trust Account	(525,000)	-
Cash withdrawn from Trust Account to pay redeemed public shareholders	13,391,956	-
Purchase of short-term investment	-	(600,000)
Proceeds from sale of short-term investment	-	607,966
Purchase of investments held in Trust Account	-	(82,800,000)
Net cash provided by (used in) investing activities	12,866,956	(82,792,034)

Cash Flows from Financing Activities:
Payment to redeemed public shareholders	(13,391,956)	-
Proceeds from sale of public units	-	82,800,000
Proceeds from sale of Private Placements units	-	2,319,000
Due from related party	19,575	-
Due to related party	71,478	-
Due to target company (Eight Directions)	350,000	-
Proceeds from promissory note- related party	250,000	-
Proceeds from promissory note-target company	175,000	-
Payment of underwriter fees	-	(586,500)
Repayment of promissory note - related party	-	(500,000)
Payment of offering costs	-	(273,251)
Net cash (used in) provided by financing activities	(12,525,903)	83,759,249

Net Changes in Cash	(11,247)	(204,228)
Cash - Beginning of period	12,095	311,000
Cash - End of period	$848	106,772

Supplemental Disclosure of Non-cash Financing Activities:
Accretion of additional paid in capital to accumulated deficit	$-	$2,711,009
Remeasurement of carrying value to redemption value	$2,758,041	$7,738,322
Deferred underwriting fee (adjustment) payable	$(329,247)	$3,312,000
Prior year deferred offering cost charged to additional paid-in capital	$-	$190,000

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

As of August 31, 2026, the Company had not commenced any operations. For the period from November 5, 2024 (inception) through August 31, 2026, the Company’s efforts have been limited to organizational activities as well as activities related to completing the initial public offering (“IPO”) and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of dividend and/or interest income from the proceeds derived from the IPO and sale of Private Placement Units (as defined below). The Company has selected November 30 as its fiscal year end.

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

Pursuant to the Merger Agreement, Broadway Tech agreed to provide Blue Jay Investment LLC, the sponsor of Quartzsea, a working capital loan of $500,000 in exchange for promissory note issued by the sponsor. As of August 31, 2026, the Sponsor received $500,000 under such arrangement and funded approximately $321,478 of Quartzsea’s transaction expenses.

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

Pursuant to the New Merger Agreement, Eight Directions agreed to provide Blue Jay Investment LLC, the sponsor of Quartzsea, a working capital loan of $300,000 in exchange for promissory note issued by the sponsor which was issued on August 21, 2026. The note is non-interest bearing, except upon an event of default, is secured by 30,000 Quartzsea’s ordinary shares held by the Sponsor, and may be satisfied in cash or through the transfer of Founder Shares valued at $10.00 per share. As of August 31, 2026, the Sponsor received $300,000 under such arrangement and has not funded Quartzsea’s transaction expenses.

Additionally, Eight Directions is responsible for funding all extension contributions required in connection with any extension of Quartzsea’s deadline to consummate an initial business combination. In accordance with such obligation, Eight Directions remits each applicable extension contribution to Quartzsea’s Trust Account, following which Quartzsea causes the applicable payment to be made in accordance with the Trust Agreement. As of August 31, 2026, Eight Directions had deposited three extensions of $175,000 each, totaling $525,000, into Quartzsea’s Trust Account. The first $175,000 extension contribution was deposited on June 25, 2026. Quartzsea issued Eight Directions a $175,000 promissory note on August 21, 2026 and recorded the remaining $350,000 as Due to target company.

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

Nasdaq Compliance

On August 19, 2026, Quartzsea received a letter from the staff of the Listing Qualifications Department of Nasdaq notifying Quartzsea that, as a result of its failure to pay certain fees required under Nasdaq Listing Rule 5250(f), Nasdaq had determined to delist Quartzsea’s securities. The letter stated that Quartzsea’s past-due fee balance was $75,000 and that, unless Quartzsea timely appealed Nasdaq’s determination, trading in Quartzsea’s Ordinary Shares would be suspended at the opening of business on August 28, 2026, after which Nasdaq would file a Form 25-NSE with the SEC to remove Quartzsea’s securities from listing and registration on Nasdaq. Quartzsea was provided until 4:00 p.m. Eastern Time on August 26, 2026 to request a hearing before a Nasdaq Hearings Panel.

On August 25, 2026, Quartzsea paid the $75,000 outstanding fee balance in full and provided evidence of such payment to Nasdaq. On August 26, 2026, Quartzea received written confirmation from Nasdaq confirm that the deficiency under Nasdaq Listing Rule 5250(f) has been cured and that the delisting determination has been withdrawn.

Going Concern Consideration

As of August 31, 2026, the Company had $848 of cash and a working capital deficit of $1,804,077. The Company has incurred and expects to continue to incur significant costs in pursuit of the consummation of an initial Business Combination.

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

In accordance with ASC 205-40, Presentation of Financial Statements—Going Concern, management evaluated whether conditions and events raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Management concluded that, due to the Company’s liquidity condition and requirement to complete a business combination within the prescribed period to avoid liquidation, substantial doubt exists about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by the U.S. GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2025 filed with the SEC on March 16, 2026. The interim results for the three and nine months ended August 31, 2026 are not necessarily indicative of the results that may be expected through November 30, 2026 or for any future periods.

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

Use of Estimates

In preparing these unaudited condensed consolidated financial statements in conformity with U.S. GAAP, the Company’s management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $848 and $12,095 in cash and none in cash equivalents as of August 31, 2026 and November 30, 2025, respectively.

Investments Held in Trust Account

As of August 31, 2026, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as shareholders’ equity. In accordance with ASC 480-10-S99, the Company classifies the ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 8,280,000 ordinary shares sold as part of the Units in the IPO were issued with other freestanding instruments (i.e., rights), the initial carrying value of ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The initial accretion and subsequent remeasurements will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital). Accordingly, as of August 31, 2026, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

As of August 31, 2026, the ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

	Shares	Amount
Gross proceeds from IPO	8,280,000	$82,800,000
Less:
Proceeds allocated to Public Rights	-	(1,904,400)
Allocation of offering costs related to redeemable shares	-	(4,261,431)
Plus:
Remeasurement of carrying value to redemption value	-	8,568,563
Ordinary shares subject to possible redemption – November 30, 2025	8,280,000	$85,202,732
Plus:
Remeasurement of carrying value to redemption value	-	2,758,041
Redemption of public shareholders	(1,275,382)	(13,391,956)
Ordinary shares subject to possible redemption – August 31, 2026	7,004,618	$74,568,817

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The unaudited condensed consolidated statements of operations include a presentation of net income per redeemable share and net income per non-redeemable share following the two-class method of net income per share because redemption of the redeemable shares is not at fair value pursuant to the guidance in ASC 480-10-S99. Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. The Company has elected to treat only the portion of the periodic adjustment to the carrying amount of the redeemable shares that reflects a redemption in excess of fair value like a dividend. As such, income or loss allocable to each class of ordinary share is not adjusted for the accretion of carrying value to redemption value.

The calculation of diluted net income per ordinary share does not consider the effect of the rights issued in connection with the IPO and the Private Units since the exercise of the rights is contingent upon the occurrence of future events. As of August 31, 2026, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares that then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The net income per ordinary share presented in the unaudited condensed consolidated statements of operations is based on the following:

	Three Months Ended August 31, 2026	Three Months Ended August 31, 2025	Nine Months Ended August 31, 2026	Nine Months Ended August 31, 2025
Net income	$458,897	$318,847	$1,561,654	$260,445

	Three Months Ended August 31, 2026		Three Months Ended August 31, 2025
	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$321,496	$137,401	$231,383	$87,464

Denominator:
Basic and diluted weighted average shares outstanding	7,323,464	3,129,900	8,280,000	3,129,900
Basic and diluted net income per ordinary share	$0.04	$0.04	$0.03	$0.03

	Nine Months Ended August 31, 2026		Nine Months Ended August 31, 2025
	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$1,120,862	$440,792	$164,937	$95,508

Denominator:
Basic and diluted weighted average shares outstanding	7,958,827	3,129,900	4,986,131	2,887,276
Basic and diluted net income per ordinary share	$0.14	$0.14	$0.03	$0.03

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of August 31, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Promissory Notes — Related Party

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

On July 13, 2026, the Company issued to the Sponsor a promissory note in an aggregate amount of up to $250,000, to be used, in part, for working capital and transaction expenses related to the business combination (the “July 2026 Promissory Note”). The July 2026 Promissory Note is unsecured, interest-free and due on the date on which the Company closes its initial business combination. As of August 31, 2026 and November 30, 2025, the Company had $250,000 and $0 outstanding loan balance under the promissory notes.

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

As of August 31, 2026 and November 30, 2025, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement with the Sponsor on November 5, 2024, commencing on the effective date of the registration statement of the initial public offering through the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation, to pay the Sponsor a total of $20,000 per month for office space and administrative and support services. On February 12, 2025, the Company and the Sponsor entered into the First Amendment to the Administrative Services Agreement, pursuant to which the monthly fee was amended to $15,000. On March 7, 2025, the Company and the Sponsor entered into the Second Amendment to the Administrative Services Agreement, pursuant to which the monthly fee was amended to $20,000. The Company incurred $60,000 and $180,000 for the three and nine months ended August 31, 2026, respectively. The Company incurred and paid the Sponsor $60,000 and $111,400 for the three and nine months ended August 31, 2025. As of August 31, 2026 and November 30, 2025, the Company accrued $240,000 and $60,000 on the accompanying balance sheets, respectively.

Due to Related Party

The Sponsor paid certain transaction costs on behalf of the Company. These non-interest-bearing amounts are payable on demand. As of August 31, 2026 and November 30, 2025, the amount due to the related party was $71,478 and $0, respectively. Upon issuance, the outstanding balance will be converted into a new promissory note similar to the July 2026 Promissory Note mentioned above.

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

The underwriter is entitled to a cash underwriting discount of 0.75% on the first $69,000,000 of the gross proceeds from the IPO, plus 0.50% on the remaining $13,800,000, totaling $586,500 including the full excise of over-allotment option by the underwriter. In addition, the underwriter is entitled to a deferred fee of 4.0% of the gross proceeds of the IPO, or $3,312,000, which was recorded as a non-current liability as of November 30, 2025. On March 3, 2026, the Company entered into Amendment No.1 to the Underwriting Agreement, which revised the calculation and payment terms of the deferred underwriting commission. Pursuant to the amendment, the deferred underwriting commission will be payable from the trust account upon consummation of the Company’s initial business combination and equals 4.00% of the gross proceeds from the sale of the firm units and option units, subject to a cap equal to 4.00% of the funds remaining in the trust account after giving effect to all properly submitted redemptions in connection with the initial business combination. As a result, the deferred underwriting fees payable was reduced by $329,247 to $2,982,753 as of August 31, 2026. The amendment also clarifies that the underwriters may waive the deferred underwriting commission prior to the consummation of the Company’s initial business combination.

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

Finder’s Fee Agreement

On April 22, 2025, the Company entered into the Finder’s Fee Agreement with Hugh Grow Investment Ltd. (the “Finder”). Pursuant to the Finder’s Fee Agreement, the Company agreed to pay the Finder a one-time, non-refundable retainer fee in the amount of $350,000, payable upon the execution of Finder’s Fee Agreement (the “Retainer Fee”). The Company also agreed to pay the Finder a success fee in the amount of $3,500,000, payable upon the closing (or closings) of a potential target company introduced by the Finder. In addition, the Company agreed to reimburse the Finder on a monthly basis for all reasonable, actual, and verifiable out-of-pocket expenses incurred in connection with the Finder’s engagement under the agreement, provided that such expenses shall not exceed $150,000 without the Company’s prior written approval. On April 29, 2025, the Company entered into an amendment to the Finder’s Fee Agreement, pursuant to which the Retainer Fee was adjusted to $150,000. On July 18, 2025, the Company entered into the second amendment to the Finder’s Fee Agreement, pursuant to which the Success Fee was amended to consist of 1,560,000 ordinary shares (the “Finder Shares”) of the surviving publicly traded company (the “Surviving Company”). Sixty (60%) of the Finder Shares shall be subject to lock-up restriction for six months from the date of issuance, while Forty (40%) of Finder Shares shall be free from any lock-up restriction, subject to the applicable securities laws and regulations. As of August 31, 2026, the Retainer Fee had been paid in full, and there was no outstanding balance.

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

Pursuant to the New Merger Agreement, the parties acknowledged that Hugh Grow Investment Ltd. claimed to be entitled to a finder’s fee in connection with the Business Combination. Upon the closing of the Business Combination, the Purchaser is obligated to pay the Finder a fee currently estimated at 3% of the total consideration payable in the Acquisition Merger.

Note 7 — Shareholders’ Deficit

Ordinary shares — The Company is authorized to issue up to 500,000,000 ordinary shares, par value $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share held on all matters to be voted on by the shareholders, except as required by law. On November 5, 2024, the Company issued to the Sponsor 1,725,000 ordinary shares for $25,000. On February 12, 2025, the Company and the Sponsor entered into the First Amendment to the Subscription Agreement, pursuant to which the purchased amount of shares was adjusted to 2,415,000 ordinary shares. On March 17, 2025, the Company and the Sponsor entered into the Second Amendment to the Subscription Agreement, pursuant to which the purchased amount of Founder Shares was adjusted to 2,898,000. At August 31, 2026 and November 30, 2025, there were 3,129,900 shares outstanding.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2026	2025	2026	2025
General and administrative expenses	$244,041	$564,800	$671,490	$1,326,051
Interest earned on investments held in Trust Account	$702,896	$879,546	$2,233,041	$1,572,491

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

Note 9 — Due to target company (Eight Directions)

Pursuant to the Business Combination Agreement, Eight Directions deposited three extension contributions of $175,000 each totaling $525,000 to Quartzsea’s Trust Account, following which Quartzsea causes the applicable payment to be made in accordance with the Trust Agreement. On August 21, 2026, Quartzsea issued a $175,000 promissory note to Eight Directions to memorialize the first extension contribution funded by Eight Directions and deposited into the Trust Account on June 25, 2026. The note is non-interest bearing, except upon an event of default, and may be repaid, at Quartzsea’s election, in cash, PubCo Ordinary Shares or a combination thereof. The remaining $350,000 was recorded as Due to target company.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date when these unaudited condensed consolidated financial statements were issued. Based on this review, the Company identified the following subsequent events that would require adjustment or disclosure in the financial statements.

On September 17, 2026, the Company filed a preliminary proxy statement in connection with a special meeting of shareholders to be held on October 13, 2026. The Company is seeking shareholder approval to extend the date by which it must consummate an initial business combination from October 19, 2026 to October 19, 2027, through up to twelve one-month extensions. For each one-month extension, the Company will deposit into the Trust Account the lesser of $60,000 or $0.033 per Public Share. The proposed amendments are subject to shareholder approval.

On September 19, 2026, Quartzsea caused an aggregate of $175,000 to be deposited into the Company’s trust account for the benefit of its public shareholders in order to extend the date by which the Company must consummate its initial business combination from September 19, 2026 to October 19, 2026.

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

Termination Agreement

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

Merger Agreement

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

Extraordinary General Meeting

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

Nasdaq Compliance

On August 19, 2026, Quartzsea received a letter from the staff of the Listing Qualifications Department of Nasdaq notifying Quartzsea that, as a result of its failure to pay certain fees required under Nasdaq Listing Rule 5250(f), Nasdaq had determined to delist Quartzsea’s securities. The letter stated that Quartzsea’s past-due fee balance was $75,000 and that, unless Quartzsea timely appealed Nasdaq’s determination, trading in Quartzsea’s Ordinary Shares would be suspended at the opening of business on August 28, 2026, after which Nasdaq would file a Form 25-NSE with the SEC to remove Quartzsea’s securities from listing and registration on Nasdaq. Quartzsea was provided until 4:00 p.m. Eastern Time on August 26, 2026 to request a hearing before a Nasdaq Hearings Panel.

On August 25, 2026, Quartzsea paid the $75,000 outstanding fee balance in full and provided evidence of such payment to Nasdaq. On August 26, 2026, Quartzea received written confirmation from Nasdaq confirm that the deficiency under Nasdaq Listing Rule 5250(f) has been cured and that the delisting determination has been withdrawn.

Preliminary Proxy Statement

On September 17, 2026, the Company filed a preliminary proxy statement in connection with a special meeting of shareholders to be held on October 13, 2026. The Company is seeking shareholder approval to extend the date by which it must consummate an initial business combination from October 19, 2026 to October 19, 2027, through up to twelve one-month extensions. For each one-month extension, the Company will deposit into the Trust Account the lesser of $60,000 or $0.033 per Public Share. The proposed amendments are subject to shareholder approval.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 5, 2024 (inception) through August 31, 2026, were organizational activities and those necessary to consummate the IPO, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination.

We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended August 31, 2026, we had net income of $458,897, which consisted of interest income of $702,938, offset by general and administrative expenses of $244,041.

For the nine months ended August 31, 2026, we had net income of $1,561,654, which consisted of interest income of $2,233,144, offset by general and administrative expenses of $671,490.

For the three months ended August 31, 2025, we had net income of $318,847, which consisted of interest income of $883,647, offset by general and administrative expenses of $564,800.

For the nine months ended August 31, 2025, we had net income of $260,445, which consisted of interest income of $1,586,496, offset by general and administrative expenses of $1,326,051.

Liquidity and Capital Resources

As of August 31, 2026, the Company had $848 of cash and a working capital deficit of $1,804,077. The Company has incurred and expects to continue to incur significant costs in pursuit of the consummation of an initial Business Combination.

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

In accordance with ASC 205-40, Presentation of Financial Statements—Going Concern, management evaluated whether conditions and events raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Management concluded that, due to the Company’s liquidity condition and requirement to complete a business combination within the prescribed period to avoid liquidation, substantial doubt exists about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of August 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On July 13, 2026, the Company issued to the Sponsor a promissory note in an aggregate amount of up to $250,000, to be used, in part, for working capital and transaction expenses related to the business combination (the “July 2026 Promissory Note”). The July 2026 Promissory Notes is unsecured, interest-free and due on the date on which the Company closes its initial business combination. As of August 31, 2026 and November 30, 2025, the Company had $250,000 and $0 outstanding loan balance under the promissory note.

Promissory Note — Eight Directions

On August 21, 2026, Quartzsea issued a $175,000 promissory note to Eight Directions to memorialize the first extension contribution funded by Eight Directions and deposited into the Trust Account on June 25, 2026. The note is non-interest bearing, except upon an event of default, and may be repaid, at Quartzsea’s election, in cash, PubCo Ordinary Shares or a combination thereof. As of August 31, 2026 and November 30, 2025, the Company had $175,000 and $0 outstanding loan balance under the promissory note to Eight Directions.

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

The Company incurred $60,000 and $180,000 for the three and nine months ended August 31, 2026, respectively. The Company incurred and paid the Sponsor $60,000 and $111,400 for the three and nine months ended August 31, 2025, respectively. As of August 31, 2026 and November 30, 2025, the Company accrued $240,000 and $60,000 on the accompanying balance sheets, respectively.

Underwriting Agreement

We granted SPAC Advisory Partners (“SAP”), the representative of the underwriters, a 45-day option from the date of IPO, to purchase up to 1,080,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The underwriter fully excised its over-allotment option on March 19, 2025.

The underwriter is entitled to a cash underwriting discount of 0.75% on the first $69,000,000 of the gross proceeds from the IPO, plus 0.50% on the remaining $13,800,000, totaling $586,500 including the full exercise of the over-allotment option by the underwriter. In addition, the underwriter is entitled to a deferred underwriting commission of 4.0% of the gross proceeds of the IPO, or $3,312,000, which was recorded as a non-current liability as of November 30, 2025. On March 3, 2026, the Company entered into Amendment No. 1 to the Underwriting Agreement, which revised the calculation and payment terms of the deferred underwriting commission. Pursuant to the amendment, the deferred underwriting commission will be payable from the trust account upon consummation of the Company’s initial business combination and equals 4.00% of the gross proceeds from the sale of the firm units and option units, subject to a cap equal to 4.00% of the funds remaining in the trust account after giving effect to all properly submitted redemptions in connection with the initial business combination. As a result, the deferred underwriting fees payable was reduced by $329,247 to $2,982,753 as of August 31, 2026. The amendment also clarifies that the underwriters may waive the deferred underwriting commission prior to the consummation of the Company’s initial business combination.

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

Finder’s Fee Agreement

On April 22, 2025, the Company entered into a Finder’s Fee Agreement with Hugh Grow Investment Ltd. (the “Finder”). Pursuant to the Finder’s Fee Agreement, the Company agreed to pay the Finder a one-time, non-refundable retainer fee in the amount of $350,000, payable upon the execution of Finder’s Fee Agreement (the “Retainer Fee”). The Company also agreed to pay the Finder a success fee in the amount of $3,500,000, payable upon the closing (or closings) of a transaction (as defined in the Finder’s Fee Agreement). In addition, the Company agreed to reimburse the Finder on a monthly basis for all reasonable, actual, and verifiable out-of-pocket expenses incurred in connection with the Finder’s engagement under the agreement, provided that such expenses shall not exceed $150,000 without the Company’s prior written approval. On April 29, 2025, the Company entered into an amendment to the Finder’s Fee Agreement, pursuant to which the Retainer Fee was adjusted to $150,000. On July 18, 2025, the Company entered into the second amendment to the Finder’s Fee Agreement, pursuant to which the Success Fee was amended to consist of 1,560,000 ordinary shares (the “Finder Shares”) of the surviving publicly traded company (the “Surviving Company”). Sixty (60%) of the Finder Shares shall be subject to lock-up restriction for six months from the date of issuance, while Forty (40%) of Finder Shares shall be free from any lock-up restriction, subject to the applicable securities laws and regulations. As of August 31, 2026, the Retainer Fee had been paid in full, and there was no outstanding balance.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of August 31, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended August 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that that during the period covered by this report, our disclosure controls and procedures were ineffective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended August 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: October 9, 2026

Quartzsea Acquisition Corporation

By:	/s/ Qi Gong
Name:	Qi Gong
Title:	Chief Executive Officer and Chairwoman
(Principal Executive Officer, Principal Financial and Accounting Officer)